Form 10KSB
period 1996-12-31
TEARDROP GOLF CO
filed 1997-04-01
CIK 1025566

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1996
Commission File Number: 0-29014

                              TEARDROP GOLF COMPANY
                 (Name of Small Business Issuer in its Charter)

         Delaware                                               52-105660
(State or Other Jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

32 Bow Circle, Building #1
Hilton Head, South Carolina                                       29928
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (803) 686-4995

  Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:

        Title of Class                 Name of each exchange on which registered
             None

--------------------------------       -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

                    Redeemable Common Stock Purchase Warrant
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $847,358

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.)

                         $6,588,258 as of March 28, 1997

Number of shares of common stock outstanding as of March 28, 1997: 2,187,500

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

  PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE INTO
                     THIS ANNUAL REPORT ON FORM 10-KSB: NONE

================================================================================

                                     PART I

Item 1. Description of Business.

General

     TearDrop Golf Company (the "Company" or "TearDrop") designs, develops and markets high-quality, premium-priced golf clubs based on its proprietary technologies, including its TearDrop line of putters and its new line of Spin Master wedges. The TearDrop putter is used by professional golfers on the Professional Golf Association ("PGA") Tour, the Senior PGA Tour and the Nike Tour. The Company introduced its first product, the TearDrop putter, in 1993, and has since developed and introduced numerous additional putters, all based on the TearDrop putter technology. The Company now markets 12 putters. In the Spring of 1996, the Company broadened its product linewith the introduction of its Spin Master Wedges.

     In January 1997, the Company commenced its extensive marketing and advertising campaign. In February, the Company's 30-minute television infomercial began being aired in selected locations throughout the country. The Company will begin to air a 60-second version of the infomercial in April. The Company has also produced and begun airing standard television commercials and expects to increase substantially the number of commercials in April, May and June 1997. The Company has begun airing its feature, "The TearDrop Putt of the Week" on the Golf Channel at various times on a weekly basis. The Company's print advertisements will appear in several magazines including Golf Illustrated and Senior Golfer during the months from May through October. Finally, the Company has enlisted numerous golf professionals to promotional agreements, including Omar Uresti, Bret Ogle and Charles Coody.

Products

     TearDrop Putters

     The Company currently manufactures and markets 12 putters. The Company's TearDrop putters are manufactured with the Company's exclusive roll face head, distinguishing them from most other putters, which have a standard flat face. The Company believes that with a standard flat faced putter, if a golfer twists his wrist forward, he will tend to hit the ball down into the green, causing it to bounce slightly as it travels forward. This slight bounce tends to alter the true trajectory of the ball rolling towards the cup. With the same standard flat faced putter, if the golfer twists his wrist backward, he will tend to impart backspin on the ball, causing it to skid slightly as it begins its roll, also affecting its true trajectory. In both cases, the problem is especially pronounced on long putts, when the ball is struck harder. The TearDrop putter, however, is designed to strike the ball directly on or slightly below the center of the ball, which is intended to eliminate most skidding and develop a high overspin, resulting in a superior roll for a more precise shot. The rounded barrel of the TearDrop roll face putter is designed to keep ball-to-club contact and the angle of impact constant.

     During assembly, the TearDrop putter is balanced by hand using the Company's face weighting system to provide uniform weighting across the face of the putter, providing for a larger "sweet spot." The weighting system is designed to allow a golfer to strike the ball on a straighter line rather than with a semi-circular motion, also encouraging a steadier, more constant stroke. In addition, the heavy milled aluminum-titanium alloy head is designed to slow a golfer's backswing and encourage acceleration all the way through the moment of impact. The TearDrop design, with its rounded fin, is also designed to help prevent stubbing of the club on the swing and follow-through.

     Each of the TearDrop putter models incorporates the roll face into different putter designs to accommodate golfer's varying tastes, preferences and habits. The original TearDrop design was invented by one of the Company's founders and further developed by its current management. The designs for the subsequent models were developed by the Company with assistance and input from its touring professionals, its component manufacturers and independent design consultants. The Company does not have any agreements with golf club designers, but believes that to the extent any services may be needed, designers having suitable technical design expertise may be located. However, if the Company is unable to retain qualified experts who may be able to devote the necessary attention during the time required, or if the cost proves to be too high, the Company may be unable to develop new products or improved products on a cost effective or a timely basis.

     The TearDrop Spin Master Wedge

     The TearDrop Spin Master wedge features a classic-shape stainless steel clubhead with a coarse, abrasive titanium treated surface. The rough face creates a greater spin, and the liquid titanium prevents the face from becoming smooth with use. The titanium treated friction face of the Spin Master wedges are designed to impart a backward spin on the golf ball that will help the ball resist rolling after it hits the green. The wedges are offered in lofts of 52, 56 and 61 degrees for use as a pitching wedge, a sand wedge and a lob wedge, respectively. Each of the wedges have a traditional shaft and grip.

Sales and Marketing

     Advertising and Promotion. In January 1997, the Company commenced its extensive marketing and advertising campaign. In February, the Company's 30-minute television infomercial began being aired in selected locations throughout the country. The Company intends to continue airing the infomercial through the summer of 1997. The Company will begin to air a 60-second version of the infomercial in April. The Company has also produced and begun airing standard television commercials and expects to increase substantially the number of commercials that appear on numerous broadcast and cable channels in April, May and June 1997. The Company has entered into an advertising agreement with the Golf Channel which commenced on January 1, 1997 and ends on December 31, 1998. Pursuant to this Agreement, the Company broadcasts commercial advertising during, and sponsors certain television programming produced by the Golf Channel. The Company has begun airing its feature, "The TearDrop Putt of the Week" on the Golf Channel at various times on a weekly basis. The Company has agreed to purchase no less than $770,000 in advertising from January 1, 1997 through December 31, 1998. The Company uses various forms of media, including print advertising campaigns, to market and promote its products. In the United States, the Company concentrates its print advertising in golf magazines such as Senior Golf, Golf Tips and Golf Illustrated and in trade magazines such as Golf Shop Operations.

     The Company believes that the endorsement of its products by touring professional golfers is an important feature of its overall marketing effort. Brett Ogle, an internationally recognized golf professional and 1995 Hawaiian Open and Pebble Beach Golf Tournament Champion, heads a group of touring professionals, including Omar Uresti, Charles Coody, a former Masters champion, P.J. Cowan and 11 other professionals who currently use or endorse the Company's products. The agreements with the Company's professionals generally are for a one-year term and provide for certain payments by the Company to the touring professionals that range from $8,000 to $75,000 per annum in consideration for their using a TearDrop Putter and bonuses based on tournament performance. The Company has also granted options to purchase common stock of the Company and may grant additional options in lieu of or in addition to such performance bonuses. The Company has instituted a "Player Pool" program, under which the

Company will provide rewards on a weekly basis to professional players who win tournaments using TearDrop golf clubs. Endorsement commitments are made on a year-to-year basis.

     Nationwide Distribution Network. The Company markets its clubs primarily through sales representatives primarily to on-course golf pro shops and specialty stores, general sporting goods stores and specialty sporting goods stores. The Company believes that its marketing approach allows it to maintain its high-quality reputation while at the same time generating loyalty from its customer base. At March 15, 1997, the Company had 30 independent sales representatives who call upon and service the needs of the on-course golf professionals, off-course specialty store operations and sporting goods stores. These sales representatives receive a commission on qualifying sales. All of the sales representatives exclusively sell TearDrop putters and wedges although many also sell apparel, bags, shoes and gloves made by other companies.

     Working together with the on-course golf professionals and off-course specialty store sales force, the independent sales representatives help introduce and explain the various characteristics of new golf clubs, respond to questions concerning product support, prepare customers for new product introductions, provide liaison services to communicate delivery and special customer needs, and obtain in-field feedback with respect to the market appeal of the Company's and competitors' products.

     The independent sales representative network is supported by the Company's executive officers who meet with the sales representatives, customers and potential new customers, and by technical representatives who demonstrate the Company's golf equipment at various customer locations. While the Company believes that its relationships with its sales representatives and customers are satisfactory, there can be no assurance that the Company will be able to maintain such relationships in the future. Although the Company works closely with its sales representatives, the Company cannot directly control such representatives' sales and marketing activities. There can be no assurance that these representatives will effectively manage the sale of the Company's products or that their marketing efforts will prove effective.

     Customer Service and Support. The Company believes that its relationships with its distributors and golfing customers have contributed significantly to its past success and should continue to enhance its prospects. The Company supports these relationships through programs developed to select its customers in the sale of its products.

     Demonstration/Loaner Program. The Company believes that a significant contribution to its sales effort is provided by its demonstration/loaner program. This program generally permits each qualifying on-course golf professional and off-course specialty store operator to purchase demonstration clubs within the Company's product line at a discount dependent upon the number of clubs purchased for resale. Demonstration clubs are available on the basis of one demonstration club for each six clubs of the same model ordered. The customer lends a "demo" set or club to the golfer for on-course trial use, which, in management's judgment, substantially increases the probability of purchases by the golfer who might otherwise be reluctant to purchase premium clubs without having on-course experience with them.

     International Distribution. The Company markets its products internationally on a limited basis through exclusive licensees and distributors. The Company's products are sold on a non-exclusive basis through independent distributors. International sales accounted for 8%, 45% and 36% of the Company's gross sales in 1994, 1995 and 1996, respectively. The Company intends to continue to explore opportunities to expand its activities in international markets. In January 1997, the Company entered into an exclusive Distribution Agreement with Williams Worldwide Television providing Williams Worldwide Television with the exclusive right to market the TearDrop golf clubs in Australia, Japan, Korea, Malaysia and New Zealand.

     Product Warranties. The Company supports its golf clubs with a lifetime quality guaranty, entitling the purchaser to return the clubs for repair or replacement. The Company has not experienced a material level of product warranty claims.

Assembly

     The Company assembles all of its putters for the domestic market and for sales to selected foreign markets at its 4,000 square foot corporate headquarters in Hilton Head Island, South Carolina. Stainless steel and titanium aluminum clubheads are cast or forged by outside suppliers utilizing Company-owned tooling and are inspected on-site by Company representatives. Production personnel receive and review incoming components, such as steel shafts and grips, most of which are supplied to the proprietary specifications of the Company. All assembly operations, including painting, stenciling and the application of all trade dress, are completed at the corporate headquarters, which include finishing and warehousing facilities, from which finished clubs are shipped. In order to maintain a high level of quality control, the Company performs numerous visual and machine inspections at various points along the assembly process, intended to detect any non-conforming clubs or subassemblies.

     The Company relies on a limited number of suppliers for materials and clubheads. The Company's primary putter club head manufacturer manufactures club heads at its facilities using equipment leased by the Company and provided to the manufacturer. Under the equipment lease, the Company has the option to purchase the manufacturing equipment at various times during the lease. They may also remove the equipment from the manufacturer's facilities at any time. While management believes that alternative sources of supply either exist or could be developed, in the event that it should lose its present sources of supply for these materials and components, or experience delays in receiving delivery from such sources, the Company would sustain at least temporary shortages of materials and components, which could have a material adverse effect on the Company's operating results.

New Club Development

     The Company works closely with component manufacturers, independent design consultants and touring professionals in the development of new products and the improvement of its existing designs. The Company relies on the input and advice of its consulting pros to modify its putters. For example, Brett Ogle was instrumental in designing the TearDrop Pro Model. The Company intends to form a Professional Advisory Board consisting of touring professional golfers who will meet at least two times a year to review design plans and comment on the Company's expansion plans, club designs and general issues regarding the Company.

Competition

     The Company competes in the premium-priced game-improvement segment of the golf club manufacturing industry. The market for premium-priced golf clubs is highly competitive and a number of established companies compete in this market, many of which have greater financial and other resources than the Company. The Company's competitors include Callaway Golf Company, Karsten Manufacturing Corporation (Ping), Taylor-Made Golf Company, Cobra Golf Incorporated and Tommy Armour Golf Company. The Company also competes with numerous smaller, specialized companies that may compete effectively on a regional basis.

     The golf club industry is generally characterized by rapid and widespread imitation of popular golf club designs pioneered by new or existing competitors. Occasionally, new market entrants may develop innovative club designs which meet with acceptance from golf club purchasers, leading to unanticipated changes in consumer preferences. Many purchasers of premium-priced game-improvement clubs desire golf clubs that feature the latest technological innovations and cosmetic designs, and their purchasing decisions are often the result of highly subjective preferences which can be influenced by many factors, including, among others, advertising, media and product endorsement. The Company could therefore face substantial competition from existing or new competitors that introduce and successfully promote golf clubs perceived to offer performance advantages and greater aesthetic appeal. The Company faces competition on the basis of price, reputation and qualitative distinctions among available products. In addition, there are several manufacturers that do not currently compete with the Company that could pose significant competition if they were to enter the market of premium-priced high-quality clubs.

Regulatory Matters

     The design of new golf clubs is greatly influenced by rules and interpretations of the USGA. Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new clubs to assure compliance with USGA standards. To the extent that the Company's clubs are ruled ineligible by the USGA standards, professional golfers, including the Company's paid touring professional golfers, will be unable to use the clubs and even non-professional golfers will likely be unwilling to purchase them. The Company believes that its putters all comply with USGA standards. However, the Company's current wedges have not yet been submitted to the USGA for approval, and the Company believes that further modifications will be necessary to bring the wedges within USGA guidelines. No assurance can be given that the wedges or any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of the Company's products.

     The Company's facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. The Company is also subject to the federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in the production areas of its facilities. The Company believes it is in compliance in all material respects with all applicable environmental and occupational safety regulations.

Employees

     At December 31, 1996, the Company had 10 full-time employees engaged in manufacturing and assembly, sales support and in management and administration. The Company intends to expand substantially its sales and marketing staff and retain personnel for certain management positions, including a Chief Financial Officer and other administrative personnel. The Company believes that additional manufacturing personnel will be available as needed.

Proprietary Rights

     The Company relies on a combination of patents, trademark and trade secret protection to establish and protect the proprietary rights it has in its products. The Company has been issued three patents relating to various aspects of the TearDrop putter head. The Company's "TearDrop" trademark is registered with the United States Patent and Trademark Office (the "U.S. Patent Office"), and the U.S. Patent Office has issued a notice of allowance to the Company for the trademark "Spin Master."

Item 2. Description of Property.

     The Company occupies 4,000 square feet of office, manufacturing and warehouse and distribution space in Hilton Head Island, South Carolina under a three-year lease agreement between the Company and Albert H. Politi which terminates in November 1998. The aggregate minimum rental payments under the lease for the years ending December 31, 1997 and 1998 are $38,400 and $35,200, respectively. The Company conducts its corporate, , assembly, warehouse and distribution activities from these facilities. The Company intends to relocate its facility to or establish additional facilities in the New York metropolitan area, where the Company intends to expand its executive and production capabilities. The Company believes that such operational modifications may be completed without a significant disruption in its current operations and within one year from the date of this filing.

Item 3. Legal Proceedings.

     The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     On October 20, 1996, the stockholders of the Company acting by unanimous written consent approved the reincorporation of the Company in the state of Delaware and a 3,333.33-for-one share conversion in connection therewith.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Market Information: Since the effective date of the Company's registration statement on December 19, 1996, the Company's Common Stock and Redeemable Common Stock Purchase Warrants ("Warrants") have been traded on the Nasdaq SmallCap Market under the symbol "TDRP" and "TDRPW", respectively. The following table shows the range of closing bid prices for the only quarter that the Company's securities were publicly traded. These amounts, which have rounded to the nearest eighth, represent quotations between dealers and do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Common Stock
Quarter Ended                               High             Low
-------------                               ----             ---
December 31, 1996                        $  5             $  4 3/4
                                         --------         --------

Warrants
Quarter Ended                               High             Low
-------------                               ----             ---
December 31, 1996                        $  1 1/8          $  1
                                         --------         --------

     Holders: As of March 15, 1997, there were approximately 20 beneficial owners of the Company's Common Stock. The Company believes that there are in excess of 300 beneficial holders of its shares of Common Stock. No shares of the Company's preferred stock have been issued.

     Dividends: The Company has never declared or paid dividends on its Common Stock and does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company introduced its first product, the TearDrop putter, in 1993 and commenced significant marketing and sales activities in 1994. Since the introduction of the TearDrop putter, the Company has expanded its product line to include 12 putters and three wedges. A significant percentage of sales made during the introductory phase of the Company's initial products were made at discounted prices as part of the Company's marketing strategy to introduce and increase market awareness of the Company and its clubs.

     In order to achieve profitability, the Company will be required to address numerous issues, including, among others: (i) increasing market awareness of, and demand for, its existing products, (ii) effectively introducing, over time, additional innovative golf clubs to the market, (iii) accurately gauging demand for its products, (iv) determining viable price points for such products, (v) maintaining and strengthening its supply channels, (vi) designing efficient manufacturing and assembling systems to meet demand for its products, and (vii) continuing to build efficient channels of distribution. There can be no assurance that the Company will ever achieve profitability, or that if such profitability is obtained, that it can be maintained.

     In early 1997, the Company commenced a substantial television and print advertising campaign, including the production and airing of a television infomercial and a series of television commercials. The costs to produce the infomercial and commercials and to show these on the air will be substantial and will be incurred primarily during the first and second quarter of 1997. Although the Company believes that its advertising efforts will increase sales, the Company's advertising program is intended to increase awareness and exposure of the Company's products, and the Company does not believe that sales will increase at the same rate as expenditures. Accordingly, the Company will continue to incur losses during these periods as it rolls out its advertising program.

     The Company believes that an important element for introducing and increasing awareness of its golf clubs is the building of a corps of touring professional golfers that will endorse, use and win with the Company's clubs. Accordingly, as an integral part of its marketing strategy, the Company continually seeks to obtain professional endorsements of its clubs. Typically, the Company's agreements with its endorsing professionals provide for base payments of between $8,000 and $75,000 in consideration of the use of the professionals' names in connection with the marketing of the Company's clubs and the use of the clubs by such professionals in tournament play. In addition bonus payments which could be substantial may be made based upon tournament performance. The Company has granted stock options to its endorsing professionals and intends to continue to do so in the future. The effect of a particular professional's endorsement on the successful marketing of the Company's clubs, and the heightening of awareness of the Company's name, may be directly related to the success of such professional in tournament play. The Company, however will be required to compensate a professional whether or not he is successful . In order to succeed with its marketing strategy, the Company will be required to enter into endorsement agreements with additional touring professional golfers who will be successful in tournament play.

     The Company does not maintain an in-house research and development or design department. Rather, the Company works closely with component manufacturers, independent design consultants and the Company's endorsing golf professionals in the design and development of new products and product improvements. Accordingly, the Company does not incur regular, ongoing expenses relating to salaries of in-house design personnel, but does incur design consulting fees when a new club or product improvement is in the development phase. The Company does not have any agreements with independent design consultants, but has historically been able to retain the services of qualified designers when needed. The inability on the part of the Company to retain qualified design consultants possessing suitable technical expertise when needed in the future could result in delays in the introduction of a new product or product improvement, which could adversely affect sales.

     The Company does not manufacture the components required to assemble its golf clubs, relying instead on a small number of component suppliers. The Company does not have supply agreements with any of its current suppliers. Therefore, the Company's success will be dependent, in part, on maintaining its relationships with its existing suppliers and developing relationships with new suppliers.

     The Company believes that there are readily available alternative sources for each of the components comprising its clubs, although there can be no assurance of this. Any significant delay or disruption in the supply of components from the Company's suppliers or any quality problems with the suppliers' components would delay the Company's delivery of finished products and adversely affect current sales and could adversely affect future sales potential if distributors lose faith in the Company's ability to deliver a high-quality product on a timely basis. Further, given the highly seasonal nature of the golf equipment industry, such adverse affect would be exacerbated should any such supply delay or quality problem occur immediately prior to or during the six-month period ending June 30 (the period during which sales of golf equipment have historically been the highest).

     Under an agreement with Wayne R. Wooten, the designer of the original TearDrop putter, the Company had agreed to pay royalties on the sale of putters developed, designed or modified by Mr. Wooten. The Agreement was terminated on December 18, 1996 by the Company and Mr. Wooten. In consideration thereof, the Company paid Mr. Wooten $20,000 upon the closing of the Company's initial public offering and agreed to pay Mr. Wooten $15,000 on December 31, 1997 and to issue him options to purchase 1,000 shares of Common Stock for $4.50 per share. Approximately $10,000 of such amount reflected royalties earned by Mr. Wooten through September 30, 1996. Fred K. Hochman, a director and principal stockholder of the Company, had provided a personal guarantee of the Company's obligations to Mr. Wooten.

Results of Operations

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     The Company had sales of approximately $847,000 during the year ended December 31, 1996 as compared to sales of approximately $1,057,000 during the year ended December 31, 1995, a decrease of approximately 20%. This decrease is attributable to difficulties initially encountered by the Company in developing the manufacturing molds for its new line of clubs introduced in late 1995, which resulted in the Company's inability to produce and deliver clubs during the important Spring 1996 buying season. Because of these delays, the Company was unable to fill orders until late into Spring 1996, resulting in substantially reduced sales during the nine months ended December 31, 1996.

     The cost of sales primarily consists of amounts paid for the purchase of the components used in the assembly of the Company's golf clubs and costs relating to the machining and milling of such components and assemblage thereof into finished golf clubs. Cost of sales was approximately $408,000 (48% of sales) during the year ended December 31, 1996 as compared to approximately $549,000 (52% of sales) during the year ended December 31, 1995. This decline in costs is directly attributable to reduced sales during the first half of 1996 resulting from the difficulties encountered in developing necessary manufacturing molds. Because of the reduction in production during the year ended December 31, 1996, the Company had reduced machining and milling costs during such period. However, because the Company purchased the milling equipment necessary for the production of the golf club heads in April 1996, reducing the per-club manufacturing cost, there was a slight decline in cost of sales as a percentage of sales. The Company does not expect to encounter similar production delays and, accordingly, expects the costs of sales to decrease correspondingly with increased production and sales, if such increases occur.

     During the year ended December 31, 1996, selling, general and administrative expenses were approximately $1,176,000 (139% of sales) as compared to approximately $943,000 (89% of sales) during the year ended December 31, 1995. This increase is attributable to the Company's overall growth, including the hiring of additional marketing and sales personnel and stepped up marketing activities.

     As a result of increasing expenses and costs relating to the growth of the Company, the Company experienced a net loss of approximately $910,000 during the year ended December 31, 1996 and $542,000 during the year ended December 31, 1995. The Company's inability to offset such increased costs and expenses by increasing its sales (as a result of the aforementioned production delays), resulted in the increase in net loss during the year ended December 31, 1996 as compared to the same period of the prior year.

     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     The Company had sales of approximately $1,057,000 during the year ended December 31, 1995 as compared to sales of approximately $785,000 during the year ended December 31, 1994, an increase of 35%. This increase is attributable to the Company's increased marketing efforts and greater awareness and acceptance of the TearDrop putter, among both the print media and touring professionals.

     During 1995, cost of sales was approximately $549,000 (52% of sales) as compared to $446,000 (57% of sales) during 1994. This increase was primarily a result of increased production of clubs to address increased sales.

     Selling, general and administrative expenses consist of, among other things, salaries, advertising expenses and endorsement fees. During 1995, these costs were approximately $943,000 as compared to $782,000 during 1994. This increase is attributable to the Company's overall growth, including the hiring of additional personnel and the retention of additional endorsing golf professionals. The Company anticipates that as it increases substantially its marketing and sales activities, that marketing costs, including payments to endorsing golf professionals will be substantially higher during the next 12 months than in the past.

     As a result of costs and expenses associated with the growth of the Company and the ramp up of production, the Company experienced a net loss of approximately $542,000 during 1995 and a net loss of approximately $552,000 during 1994.

Liquidity and Capital Resources

     The Company had working capital of approximately $3,702,000 at December 31, 1996. Since inception, the Company's internally generated cash flow has not been sufficient to finance operations. Further, the Company has experienced severe working capital shortfalls in the past, which have restricted the Company's ability to conduct its business as anticipated. As a result, the Company has been substantially dependent upon loans from its current stockholders in order to maintain its operations. At the closing of the Company's initial public offering, certain stockholders forgave approximately $1,114,000 of debt owed by the Company to such stockholders. Of the remaining debt, approximately (i) $422,000 was paid by the Company with interest at the rate of 8% per annum, upon the exercise by the underwriters of the Company's initial public offering of the over-allotment option and (ii) $400,000 will be payable upon the earlier of the date of exercise of the Warrants (to the extent proceeds derived therefrom are sufficient to make repayment) and December 19, 1999.

     The Company had accounts receivable, less allowance for doubtful accounts, of $230,202 at December 31, 1996. The Company has provided extended payment terms to several international distributors in order to encourage initial purchases of its clubs. Accordingly, approximately 63% of such accounts receivable are over 90 days old at December 31, 1996. The Company does not anticipate that it will continue to extend such liberal payment terms. However, as it expands its activities, it may do so again in order to increase its market exposure. The Company has not experienced significant collection problems or credit risks in the past.

     The Company has entered into an advertising agreement with the Golf Channel which commenced January 1, 1997 and ends on December 31, 1998. The agreement provides that the Company will pay $770,000 to the Golf Channel over the term of the agreement for the broadcast of commercial advertising during, and sponsorship of certain television programming produced by the Golf Channel. The Company has also incurred substantial expenses and undertaken substantial financial commitments to commence its media campaign including in connection with the production of its television infomercial, its television commercials, its print advertisements and has purchased substantial advertising time during the next several months on a variety of broadcast and cable television channels. The Company will depend upon increased sales to satisfy these obligations and to recover these costs. In addition, the Company has entered into endorsement agreements with 16 touring golf professionals that provide for minimum payments that range from $8,000 to $75,000. These agreements also provide for bonuses, which could be substantial if the professionals are successful in tournament play.

     Although the Company believes that the proceeds from its initial public offering will be sufficient for the Company to maintain its operations as planned through the Spring of 1998,, if the Company's sales do not increase substantially, it will likely need additional financing after such time in order to continue operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all, when required by the Company. The inability to obtain additional financing when needed would have a material adverse effect on the Company's operating results, and, as a result, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell some or all of its assets.

Seasonality

     The purchasing decisions of most customers are typically made in the autumn and a vast majority of sales are expected to occur during the first six months of the year. In addition, quarterly results may vary from year to year due to the timing of new product introductions, orders and sales, advertising expenditures, promotional periods and shipments. Accordingly, comparisons of quarterly information of the Company's results of operations may not be indicative of the Company's overall annual performance.

Forward Looking Statements

     When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of the Company's business and operations are described in "Risk Factors." The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 7. Financial Statements.

     The Financial Statements required by this item appear under the caption "Index to Financial Statements" and are included elsewhere herein.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The executive officers and directors of the Company are:

     Name                    Age            Position
     ----                    ---            --------
     Rudy A. Slucker          47            Chairman of the Board, President and
                                            Chief Executive Officer
     John Zeravica            41            Vice President
     Charles A. Gerber        42            Vice President
     Fred K. Hochman          50            Director
     Jeffrey Baker            41            Director
     Leslie E. Goodman        53            Director
     Bruce H. Nagel           44            Director

     Rudy A. Slucker has served as Chairman of the Board, President and Chief Executive Officer of the Company since September 1996. Mr. Slucker was the Chief Executive Officer of the Atlas Group of Companies, Inc., which imported and marketed hardware and consumer products, from 1978 until 1990, when it was sold. Since 1990, Mr. Slucker has been a venture capital investor. He currently serves on the board of directors and/or is a principal stockholder of the following companies: Lilli Group, a knitwear manufacturer; The Sled Dogs Company, a Nasdaq-listed manufacturer of sporting goods; Diplomat Optical, Inc., a manufacturer and distributor of designer brand eyeglass frames under the names of Playskool, Jones New York, Coventry, Harve Benard and Kathy Ireland; Major League Fitness, a chain of fitness centers associated with Major League Baseball through a licensing agreement; and Babylon Enterprises and Beacon Concessions, which, together, currently own and operate the Beacon Theater in Manhattan.

     John Zeravica became vice president of the Company in September 1996. From 1990 through May 1996, Mr. Zeravica served as Director of Operations for the U.S. division of Bridgestone Sports, USA, Inc., an international manufacturer and distribution of sporting goods. From 1983 to 1990, Mr. Zeravica served as operating manager of Mizuno, USA, a sports product manufacturing and marketing company.

     Charles A. Gerber became vice president of the Company in October 1996. From April 1994 through September 1996, Mr. Gerber served as vice president of sales for Bobby Grace Golf Design Inc. From February 1993 to April 1994, Mr. Gerber served as a director of sales for American Companies. From 1978 to 1992, Mr. Gerber served as a regional sales manager for the Dial Corporation. From 1976 to 1978, Mr. Gerber served as a sales representative for W.H. Reynolds Company.

     Fred K. Hochman has been a director of the Company since its inception and served as its President from inception through January 1995 and Chief Executive Officer from inception through December 1995. In October 1996, Mr. Hochman became senior vice president of Orix Credit Alliance

Inc. From September 1992 through October 1996, Mr. Hochman served as President of the Machine Tool Division of Financial Federal Credit, Inc., a wholly-owned subsidiary of Financial Federal Corporation. Financial Federal Corporation is listed on the American Stock Exchange. The Machine Tool Division provides financing for numerically controlled machine tools, which are the type of tools used to manufacture the TearDrop putter heads. From November 1982 through August 1992, he was Chairman of Machine Tool Finance Corporation, a company he co-founded.

     Jeffrey Baker has been a Director of the Company since September 1996. Since 1986, Mr. Baker has served as Senior Vice President of GoodTimes Entertainment, where he is responsible for licensing, marketing and merchandising of video products. Mr. Baker's prior experience includes more than twelve years of service in various marketing and sales positions including marketing manager for Prodigy Services, director of national account sales for RCA Video Disc, director of video sales for Pickwick International and regional sales manager for Data Packaging Corp.

     Leslie E. Goodman has been a director of the Company since November 1996. From January 1996 through December 1996, Mr. Goodman served as North Jersey Area President of First Union National Bank overseeing consumer and commercial banking in northern New Jersey. Since January 1996, Mr. Goodman also served as Chairman of the Board of CREOL, Inc., Commercial Real Estate On Line, an internet based information service. Mr. Goodman also served as a senior executive vice president of First Union Corporation. From January 1990 through December 1995, Mr. Goodman served as a member of the Office of the Chairman of First Fidelity Bancorporation overseeing the Community Business Bank, Corporate and Institutional Trust. Mr. Goodman was a member of the board of directors of First Fidelity Bancorporation from January 1990 through December 1995. Mr. Goodman served as President of First Fidelity Bank, N.A., New Jersey from September 1990 to January 1994. From 1988 to 1990, Mr. Goodman served as chairman and chief executive officer of Fidelity Bank, Philadelphia, a subsidiary of First Fidelity Bancorporation. Mr. Goodman currently is a member of the board of directors of Wawa Inc., the board of governors of the Hackensack Medical Center and the board of trustees of Rutgers University.

     Bruce H. Nagel, Esq. has been a director of the Company since January 1997. For more than the last five years, Mr. Nagel has been a partner with the law firm of Nagel Rice & Dreifuss in Livingston, New Jersey.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors , and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the copies of reports furnished to the Company, the Company believes that during the year ended December 31, 1996 all filing requirements applicable to its officers, directors and ten percent beneficial owners were met, except that initial reports of beneficial ownership on Form 3 by the Company's directors were filed late.

Committees of the Board of Directors

     The Board of Directors of the Company has appointed two committees: the Audit Committee and the Compensation Committee. The members of the Audit Committee are Fred K. Hochman and Leslie E. Goodman. The Audit Committee periodically reviews the Company's auditing practices and procedures, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and recommends independent auditors for the Company to be elected by the stockholders. The members of the Compensation Committee are Rudy A. Slucker, Jeffrey Baker and Bruce H. Nagel. The Compensation Committee meets periodically to make recommendations to the Board of Directors concerning the compensation and benefits payable to the Company's executive officers and other senior executives.

Item 10. Executive Compensation.

Director Compensation

     The Company intends to compensate directors $500 per meeting attended.

Executive Compensation

     No executive officer of the Company received cash compensation in excess of $100,000 during the year ended December 31, 1996. In October 1996, Rudy Slucker, the Company's Chairman of the Board and Chief Executive Officer was granted an option to acquire 250,000 shares of common stock for $4.50 per share. No other stock options were granted in 1996.

Employment Agreements

     The Company has entered into an employment agreement with Rudy A. Slucker which commenced on the consummation of the Company's initial public offering and expires on December 19,, 1999. Pursuant to the agreement, Mr. Slucker will serve as the Company's Chief Executive Officer and President for an annual salary of $175,000. The employment agreement also provides that Mr. Slucker is entitled to receive a bonus equal to 10% of the Company's pre-tax net income starting with the year ending December 31, 1997. Such bonus will be payable to the extent of 50% of such amount in cash and the remaining 50% in the form of Common Stock of the Company valued at the lowest last sale price of the Common Stock during the last quarter of the Company's fiscal year. In addition, if there is a sale of the Company or substantially all of the assets of the Company which involves consideration equal to or greater than $25,000,000, Mr. Slucker will also be entitled to a cash payment equal to the greater of $250,000 and 10% of the excess consideration over $25,000,000. Mr. Slucker will also be entitled to receive bonuses at the discretion of the Board of Directors and in accordance with certain performance criteria. The agreement further provides that Mr. Slucker will not engage in activities competitive with the Company for a period of two years after the expiration of his employment agreement. In the event that the Company terminates Mr. Slucker's employment without cause, such provision would not apply.

     The Company has also entered into an employment agreement with John Zeravica. Pursuant to the agreement, Mr. Zeravica will serve as Vice President of the Company for an annual salary of $100,000. The agreement with Mr. Zeravica may be terminated either by the Company or Mr. Zeravica upon two weeks notice.

Stock Option Plans

     On October 18, 1996, the Board of Directors and the stockholders of the Company adopted the 1996 Employee Stock Option Plan ("Plan") and reserved 200,000 shares of Common Stock for issuance thereunder. The Plan provides for the granting to employees (including employees who are also directors and officers) of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Code"), and for the granting of nonstatutory stock options to directors, employees and consultants. The Plan is currently administered by the entire Board of Directors of the Company.

     The exercise price per share of incentive stock options granted under the Plan must be at least equal to the fair market value of the Common Stock on the date of grant. In addition, in accordance with the Underwriting Agreement relating to this Offering, the Company has agreed not to grant any options under the Plan with an exercise price per share less than the initial public offering price of the Common Stock. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or nonstatutory stock option must be equal to at least 110% of the fair market value on the grant date, and the maximum term of the option must not exceed five years. The terms of all other options granted under the Plan may not exceed ten years. Upon a merger of the Company, the options outstanding under the Plan will terminate unless assumed or substituted by the successor corporation. In March 1997, options to purchase 99,700 shares of Common Stock have been granted under the Plan, including Incentive Stock Options to acquire 50,700 shares for $4.75 per share to certain employees of the Company, options to purchase 15,000 shares of Common Stock for $4.75 per share to each of Jeffrey Baker, Leslie E. Goodman and Bruce H. Nagel which, options vest one-third immediately and one-third per year for the next two years if they are serving on the Board of Directors at such time.

Other Options

     On October 21, 1996, the Company granted five-year options (outside of the Plan) to acquire 250,000 shares of Common Stock for $4.50 per share to Rudy A. Slucker, the Chairman of the Board and Chief Executive Officer of the Company. On December 18, 1996, the Company agreed to grant options to Wayne R. Wooten to purchase 1,000 shares of Common Stock for $4.50 per share. On March 21, 1997, the Company granted five-year options to acquire an aggregate of 22,200 shares of Common Stock to 15 golf touring professionals. The Company has reserved an aggregate of an additional 227,800 shares of Common Stock for the grant of additional options to touring golf professionals and other professional athletes who perform consulting and promotional services for the Company. Under the promotional agreements with the Company's golf professionals, the Company may be required to grant additional stock options if the professional satisfies certain conditions such as winning a golf tournament. If the Company's professionals win a large number of tournaments, the number of additional options granted could be substantial.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of the capital stock of the Company as of March 15, 1997 for (i) each person who is known by the Company to beneficially own more than 5% of the capital stock, (ii) each of the Company's directors, and (iii) all directors and executive officers as a group. The Company believes that each of the beneficial owners of the Common Stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares.

                                             Number of Shares         Percentage
     Name                                    Beneficially Owned       Ownership
     ----                                    ------------------       ---------
     Rudy A. Slucker                         730,000(1)               29.95%
     Fred K. Hochman                         153,000                  6.99%
     Jeffrey Baker                           5,000(2)                 *
     Leslie E. Goodman                       5,000(2)                 *
     Bruce H. Nagel                          15,000(2)                *

     All directors and executive
     officers as a group (7 persons)         908,000 (3)              37.18%

----------
   * Less than 1%.

     (1) Includes (i) 250,000 shares subject to options exercisable at $4.50 per share and (ii) an aggregate of 75,000 shares of Common Stock owned by the children and wife of Mr. Slucker.

     (2) Includes 5,000 shares underlying options exercisable at $4.75 per share. Does not include options to purchase 10,000 shares of Common Stock.

     (3) Includes 15,000 shares underlying options exercisable at $4.75 per share. Does not include options to purchase 30,000 shares of Common Stock.

Item 12. Certain Relationships and Related Transactions.

     On July 27, 1994, the Company entered into a Consulting and Non-Competition Agreement with Wayne Wooten providing for payments by the Company in the form of royalties on the sale of certain putters through July 26, 1996. An aggregate of $33,070 was paid through such date to Mr. Wooten under the Agreement. At such time, Fred K. Hochman purchased from Mr. Wooten 116,666 shares of Common Stock of the Company for approximately $75,000. In addition, Mr. Wooten resigned as an officer and director of the Company.

     In November 1994, the Company borrowed $300,000 from NationsBank. Mr. Hochman provided a personal guarantee for the loan. In addition, the Company guaranteed a personal loan of $100,000 from NationsBank to Mr. Hochman, which guarantee was released in October 1996. Mr. Hochman has pledged all of his shares of Common Stock of the Company to secure his personal indebtedness.

     On December 31, 1994, Mr. Hochman transferred 50,000 shares of Common Stock to Rudy A. Slucker in consideration of $1.00 and the agreement to loan the Company $140,000 at an interest rate of 8% per annum and payable over a three-year term. On October 1, 1995, Mr. Slucker purchased 66,666 shares from Mr. Hochman for $1.00 and Mr. Slucker's agreement to loan additional sums to the Company, to the extent necessary.

     In April 1996, in consideration of Mr. Slucker's agreement to loan the Company up to $300,000, and to guarantee the NationsBank loan, Mr. Slucker was issued 416,666 shares of Common Stock. In April 1996, Mr. Slucker sold 53,333 shares of Common Stock to Mr. Hochman for $80,000, represented by a promissory note due April 1, 1998.

     From time to time, the Company has borrowed funds from its officers, directors and stockholders. Pursuant to an agreement dated as of October 18, 1996, $400,000 of debt owed by the Company to Mr. Slucker was extended and paid with interest from and after the consummation of the Company's initial public offering at the rate of 8% per annum until three years after the consummation of such offering, except that the Company may prepay such amounts from net proceeds received from the exercise of the Warrants. In addition, an additional aggregate amount of $71,000 of debt owed by the Company to Messrs. Slucker, Hochman and three other shareholders of the Company was repaid on January 24, 1997 with interest from the proceeds received from the exercise of the over-allotment option by the underwriters of the Company's initial public offering. The balance of $183,478, $384,426, $249,800, $42,570 and $254,101,incusive of accrued interest was forgiven by Messrs. Slucker, Hochman and such shareholders at the consummation of the Company's initial public offering.

     From August 1, 1996 through December 19, 1996, Mr. Slucker advanced an additional $331,759 to the Company for its business operations and to fund certain costs of the initial public offering. The Company has repaid the amounts advanced by Mr. Slucker, with interest at 8% per annum from proceeds received from the exercise by the underwriters of the over-allotment option.

     All ongoing and any future transactions with affiliates of the Company, if any, will be on terms believed by the Company to be no less favorable than are available from unaffiliated third parties and will be approved by a majority of disinterested directors.

Item 13. Exhibits and Reports on Form 8-K.

 Exhibit No.    Description
 -----------    -----------
    3.1H        Certificate of Incorporation
    3.2H        Certificate of Merger

    3.3H        Agreement and Plan of Merger dated October 21, 1996 between the
                Company and TearDrop Putter Corporation, a South Carolina
                Corporation
    3.4H        By-Laws
    4.1H        Warrant Agreement
    4.2H        Specimen Common Stock Certificate
    4.3H        Specimen Warrant Certificate
   10.1H        Employment Agreement with Rudy A. Slucker
   10.2H        Employment Agreement with John Zeravica
   10.3H        Stock Option Plan
   10.4H        Form of Stock Option Agreement
   10.7H        Form of Promissory Note in the original principal amount of
                $400,000 to be issued by the Company to Rudy A. Slucker
   10.17H       Property Lease dated August 3, 1995 between the Company and
                Albert H. Politi
   10.18H       Equipment Lease dated November 30, 1995 between the Company and
                Packaging Management Associates, Inc.
   10.21H       Financial Consulting Agreement between the Company and GKN
                Securities Corp.
   10.22H       Advertising Agreement dated November 13, 1996 between the
                Company and the Golf Channel, Inc.
   10.23H       Form of Lock-up Agreement

----------

     H Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-14647) and incorporated herein by reference.

                              TEARDROP GOLF COMPANY

                                    CONTENTS

INDEPENDENT AUDITORS' REPORT                                                 F-2

FINANCIAL STATEMENTS

  BALANCE SHEET                                                              F-3

  STATEMENTS OF OPERATIONS                                                   F-4

  STATEMENTS OF STOCKHOLDERS' EQUITY                                         F-5

  STATEMENTS OF CASH FLOWS                                             F-6 - F-7

  NOTES TO FINANCIAL STATEMENTS                                       F-8 - F-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
TearDrop Golf Company

We have audited the accompanying balance sheet of TearDrop Golf Company as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TearDrop Golf Company as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


                                            ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
January 31, 1997, except for Note 17 as
 to which the date is March 21, 1997

                              TEARDROP GOLF COMPANY

                                  BALANCE SHEET
                                December 31, 1996

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $ 4,508,993
  Accounts receivable, less allowance for doubtful
   accounts of $53,000                                     230,202
  Inventories                                              106,781
  Prepaid advertising                                      215,041
  Other current assets                                      66,207
                                                       -----------
       Total current assets                                         $ 5,127,224

PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization                                          167,502

OTHER ASSETS, intangible assets, less
 accumulated amortization                                                29,648
                                                                    -----------
                                                                    $ 5,324,374
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                        $   300,000
  Current portion of notes payable, stockholders           431,759
  Current portion of obligation under capital lease         15,482
  Accounts payable and other current liabilities           677,718
                                                       -----------
       Total current liabilities                                    $ 1,424,959

NOTES PAYABLE, stockholders, less current portion                       400,000

OBLIGATION UNDER CAPITAL LEASE, less
 current portion                                                         59,809

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 1,000,000 shares, issued and
   outstanding none
  Common stock, $.01 par value, authorized
   10,000,000 shares, issued and outstanding
   2,000,000 shares                                         20,000
  Capital in excess of par value                         5,701,560
  Accumulated deficit                                   (2,281,954)
                                                       -----------
       Total stockholders' equity                                     3,439,606
                                                                    -----------
                                                                    $ 5,324,374
                                                                    ===========

                 See accompanying notes to financial statements.

                              TEARDROP GOLF COMPANY

                            STATEMENTS OF OPERATIONS

                                                    Years Ended December 31,
                                                -------------------------------
                                                    1996                1995
                                                -----------         -----------
SALES                                           $   847,358         $ 1,057,306

COST OF SALES                                       407,512             549,305
                                                -----------         -----------
GROSS PROFIT                                        439,846             508,001

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                          1,175,944             942,638
                                                -----------         -----------
LOSS FROM OPERATIONS                               (736,098)           (434,637)

INTEREST EXPENSE, net                              (174,267)           (107,788)
                                                -----------         -----------
NET LOSS                                        $  (910,365)        $  (542,425)
                                                ===========         ===========

NET LOSS PER COMMON SHARE                       $     (1.15)        $      (.72)
                                                ===========         ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                          791,100             750,000
                                                ===========         ===========


                 See accompanying notes to financial statements.

                              TEARDROP GOLF COMPANY

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Common Stock         Capital in
                                            -------------------------    Excess of     Accumulated
                                               Shares        Amount      Par Value       Deficit        Total
                                            -----------   -----------   -----------    -----------   -----------
BALANCES, January 1, 1995                       333,333   $     3,333   $     -        $  (829,164)  $  (825,831)

NET LOSS                                                                                  (542,425)     (542,425)
                                            -----------   -----------   -----------    ------------  -----------

BALANCES, December 31, 1995                     333,333         3,333                   (1,371,589)   (1,368,256)

COMMON STOCK ISSUED FOR SERVICES                416,667         4,167                                      4,167

SALE OF COMMON STOCK                          1,250,000        12,500     4,457,811                    4,470,311

SALE OF COMMON STOCK PURCHASE WARRANTS                                      129,375                      129,375

CONTRIBUTION TO CAPITAL BY STOCKHOLDERS                                   1,114,374                    1,114,374

NET LOSS                                                                                  (910,365)     (910,365)
                                            -----------   -----------   -----------    -----------   -----------

BALANCES, December 31, 1996                   2,000,000   $    20,000   $ 5,701,560    $(2,281,954)  $ 3,439,606
                                            ===========   ===========   ===========    ===========   ===========

                 See accompanying notes to financial statements.

                              TEARDROP GOLF COMPANY

                            STATEMENTS OF CASH FLOWS

                                                      Years Ended December 31,
                                                     --------------------------
                                                         1996            1995
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $  (910,365)   $  (542,425)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                         36,626         19,682
    Provision for doubtful accounts                       52,918          4,317
    Accrued interest on stockholders' notes              112,279         75,420
    Loss on abandoned assets                                             74,443
    Common stock issued for services                       4,167
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable        (203,623)        29,297
      (Increase) decrease in inventories                  14,254        (93,679)
      (Increase) in prepaid advertising                 (215,041)
      (Increase) in other current assets                 (52,874)        (5,581)
      Increase in accounts payable
       and other current liabilities                     423,991         87,519
                                                     -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                   (737,668)      (351,007)
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES, purchases
 of property and equipment                               (15,213)       (29,479)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                            8,750
   Payments on obligation under capital lease            (16,564)        (1,202)
   Proceeds from stockholders' notes                     662,884        380,577
   Proceeds from issuance of common stock              4,470,311
   Proceeds from issuance of common
    stock purchase warrants                              129,375
                                                     -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              5,246,006        388,125
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              4,493,125          7,639

CASH AND CASH EQUIVALENTS:
   Beginning of year                                      15,868          8,229
                                                     -----------    -----------
   End of year                                       $ 4,508,993    $    15,868
                                                     ===========    ===========

                 See accompanying notes to financial statements.

                              TEARDROP GOLF COMPANY

                                                        Years Ended December 31,
                                                         ----------------------
                                                            1996        1995
                                                         -----------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION, cash paid during the year
 for interest                                            $    53,370  $  32,626
                                                         ===========  =========
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
   Contribution to capital in excess of par value from
    notes payable, stockholders and accrued interest     $ 1,114,374
                                                         ===========

   Equipment recorded under capital lease obligation                  $  93,057
                                                                      =========
   Cost of equipment included in
    accounts payable                                                  $  37,000
                                                                      =========
   Cost of equipment included in
    stockholders' notes                                               $  18,500
                                                                      =========

                 See accompanying notes to financial statements.

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS:

     The TearDrop Golf Company (the "Company") was incorporated under the laws of Delaware in September 1996. In October 1996, the Company merged with the TearDrop Putter Corporation ("TPC"), a South Carolina corporation (see Note
     9) which was formed in 1992. The Company manufactures and markets golf putters and wedges within and outside the United States. The Company intends to relocate its production and executive facilities to, or establish additional facilities in, the New York Metropolitan area.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Cash Equivalents - Cash equivalents include all highly liquid investments having a maturity of less than three months from the purchase date. Cash equivalents include commercial paper.

     Inventories - Inventories are stated at the lower of cost, on a first-in, first-out method, or market.

     Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization principally using a declining-balance method as follows:

                                                                Estimated
                      Asset                                    Useful Lives
                      -----                                    ------------

         Office furniture and equipment                            5 Years
         Machinery and equipment                                5-10 Years

     Intangible Assets - Patents and trademarks relate to costs associated with obtaining patents and trademarks within and outside the United States. These costs are amortized on a straight-line basis over 17 years.

     Organization costs are being amortized on a straight-line basis over 5 years.

     Impairment of Long-Lived Assets - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

     Advertising Costs - The Company expenses production costs of advertising and promotions the first date the advertisements take place.

     Advertising costs included in selling, general and administrative expenses for the years ended December 31, 1996 and 1995 were approximately $109,000 and $154,000, respectively.

     Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 (SFAS 107) approximate the carrying amounts presented in the balance sheet.

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Income Taxes - The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

     Net Loss Per Common Share - Net loss per common share is computed based on net loss applicable to common shareholders, divided by the weighted average number of common shares outstanding, after giving effect to the merger.

     The weighted average includes shares issued within one year of the Company's initial public offering (IPO) with an issue price less than the IPO price.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Newly Issued Account Standard - On March 3, 1997, the Financial Accounting Standards Board released Statement No. 128, "Earnings Per Share". Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No.
     15. Statement 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share.

     Since the effect of outstanding options and warrants are antidilutive, they have been excluded from the Company's computation of net loss per share. Accordingly, management does not believe that Statement 128 will have an impact upon historical net loss per share as reported.

NOTE 3 - INVENTORIES:

     Inventories consist of the following at December 31, 1996:

          Raw materials                          $   78,377
          Finished goods                             28,404
                                                 ----------

                                                 $  106,781
                                                 ==========

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at December 31, 1996:

        Office furniture and equipment                          $  31,752
        Machinery and equipment                                    92,940
        Equipment recorded under capital lease                     93,057
                                                                ---------
                                                                  217,749
        Less accumulated depreciation and amortization
          ($13,298 pertaining to capital lease)                    50,247
                                                                ---------
                                                                $ 167,502
                                                                =========

NOTE 5 - INTANGIBLE ASSETS:

     Intangible assets consist of the following at December 31, 1996:

        Patents and trademarks                                  $  33,786
        Organization costs                                         10,000
                                                                ---------
                                                                   43,786
        Less accumulated amortization                              14,138
                                                                ---------
                                                                $  29,648
                                                                =========

NOTE 6 - NOTES PAYABLE:

     Notes payable consist of two lines of credit under which the Company can borrow up to $300,000, with interest at 1% over the prime lending rate (9.25% at December 31, 1996). The lines of credit are collateralized by a security interest in all assets of the Company and are guaranteed by a stockholder. The notes were due December 31, 1996 and were paid off on January 8, 1997.

     The Company has an unsecured line of credit expiring January 31, 1997, under which it can borrow up to $200,000, with interest at the prime lending rate (8.25% at December 31, 1996). As of December 31, 1996, the Company has no borrowing under this line of credit.

NOTE 7 - OBLIGATION UNDER CAPITAL LEASE:

     Future minimum lease payments at December 31, 1996 are as follows:

        Year ending December 31:

                    1997                                      $      23,726
                    1998                                             23,726
                    1999                                             23,726
                    2000                                             19,772
                                                              -------------
        Total future minimum lease payments                          90,950
        Amount representing interest                                 15,659
                                                              -------------
        Present value of future minimum lease payments               75,291
        Less current portion                                         15,482
                                                              -------------
                                                              $      59,809
                                                              =============

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES:

     Accounts payable and other current liabilities consist of the following:

        Trade                                                $     483,523
        Accrued professional fees                                  144,000
        Other accrued expenses                                      50,195
                                                             -------------

                                                             $     677,718
                                                             =============

NOTE 9 - STOCKHOLDERS' EQUITY:

     In April 1996, in consideration of the Company's Chief Executive  Officer's
     (CEO) agreement to loan the Company up to $300,000, and to guarantee the bank loan, the CEO was issued 416,667 shares of Common Stock.

     In connection with the merger (see Note 1), each share of TPC's common stock issued and outstanding was converted to 3333.33 shares of the Company's common stock. Accordingly, all number of shares and per share data have been restated to reflect this stock conversion.

     In December 1996, the Company completed its Initial Public Offering for the sale of 1,250,000 shares of common stock at $4.50 per share and 1,437,500 redeemable common stock purchase warrants at $.10 per warrant. Each warrant entitles the holder to purchase one share of the Company's common stock for $5.50. These warrants are exercisable immediately and expire five years from December 19, 1996. The Company may redeem the warrants at $.01 per warrant, subject to certain terms.

     In connection with the IPO, an aggregate of $1,114,374 of stockholders' notes and accrued interest was contributed to capital in excess of par value.

NOTE 10 - STOCK OPTIONS:

     On October 18, 1996, the Company's stockholders adopted the TearDrop Golf Company Stock Option Plan ("Plan") providing for incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"). The Company has reserved 200,000 shares of common stock for issuance upon the exercise of stock options granted under the Plan. The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of the grant. The exercise price of an ISO granted to an employee owning greater than 10% of the Company's common stock will not be less than 110% of the fair market value of the Company's common stock at the date of the grant and will have a maximum term of five years. All other options granted under the Plan will have a maximum term of ten years. As of December 31, 1996, no options were granted under the plan.

     On October 21, 1996, the Company granted options (outside the Plan) to the Company's CEO to acquire 250,000 shares of the Company's common stock for $4.50 per share. These options vest immediately and expire five years from the grant date.

     On December 18, 1996, in connection with the termination of an agreement to pay royalties to the designer of the original TearDrop putter, the Company granted options (outside the Plan) to acquire 1,000 shares of the Company's common stock for $4.50 per share. These options vest immediately and expire five years from the grant date.

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS (CONTINUED):

     The Company has reserved 250,000 shares of common stock (outside the Plan) to be issued to touring golf professionals based upon their performance (see Notes 15 and 17).

     The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", effective for the Company's December 31, 1996 financial statements. The Company applies APB Option No. 25 and related interpretations in accounting for its plans. Accordingly, compensation costs have been recognized for its stock plan, other stock options, and stock purchase warrants based on the intrinsic value of the stock option at date of grant (i.e., the difference between the exercise price and the fair value of the Company's stock). Had compensation cost for the Company's stock-based compensation plan, other stock options, and stock purchase warrants been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

          Net loss:
            As reported                           $ (910,365)
            Pro forma                               (932,750)

          Loss per share:
            As reported                                (1.15)
            Pro forma                                  (1.18)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996: risk-free interest rates of 6.0 percent; no dividend yields of expected lives of 5 years; and expected volatility of 50 percent.

NOTE 11 - RELATED PARTY TRANSACTIONS:

     In August 1996, the Company issued a note to its CEO for advances made up to a maximum of $400,000, which bears interest at 8% per annum and is due on the earlier of December 19, 1998 or upon the exercise of the underwriters' over-allotment option (see Note 17). At December 31, 1996, stockholders' notes includes $331,759 under this note.

     Stockholders' notes bear interest at 8% per annum and include five promissory notes which aggregate $100,000, and are due on the earlier of December 19, 1998 or upon the exercise of the underwriters' over-allotment option. In addition, stockholders' notes include another $400,000 promissory note issued to the Company's CEO, which is due on the earlier of December 19, 1999 or upon the exercise of all of the warrants issued by the Company in connection with the IPO.

     Interest expense on these notes aggregated approximately $112,000 and $75,000 for the years ended December 31, 1996 and 1995, respectively.

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES:

     A reconciliation of income tax credit to the federal statutory rate is as follows:

                                                      1996              1995
                                                   ----------         ---------
         Income tax credit on reported pretax
          loss at federal statutory rate               (34.0)%           (34.0)%
         Surtax exemption                                5.3
         Effective tax rate applicable to loss
          during "S" corporation period                                   34.0
         State income tax credit, net of
          federal benefit                               (3.3)
         Net operating loss carryforward                32.0
                                                   ----------         ---------
         Income taxes                                      0 %               0 %
                                                   ==========         =========

     TPC was an "S" Corporation and, as a result, the earnings and losses were included in the personal income tax returns of the respective stockholders. The "S" election was terminated in connection with the merger.

     SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of this deferred tax asset depends on the ability to generate sufficient taxable income in the future.

     The components of deferred income tax asset as of December 31, 1996 are as follows:

         Net operating loss carryforward                          $    45,000
         Allowance for doubtful accounts                               17,000
                                                                  -----------
                                                                       62,000
         Valuation allowance for deferred tax asset                   (62,000)
                                                                  -----------

                                                                  $      -
                                                                  ===========

     At December 31, 1996, the Company has a federal net operating loss carryforward of approximately $140,000, which can be utilized against future taxable income and expires in the year 2011. Net operating losses available for state income tax purposes are less than those for federal purposes and generally expire earlier.

NOTE 13 - MAJOR CUSTOMERS AND SUPPLIERS:

     During the years ended December 31, 1996 and 1995, the Company derived revenues of approximately $85,000 and $94,000 from two customers and $256,000 from one customer, respectively.

     During the years ended December 31, 1996 and 1995, the Company purchased an aggregate of approximately $118,000 and $64,000 of its inventories from two suppliers and $252,000, $106,000 and $31,000 of its inventories from three suppliers, respectively.

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 14 - FOREIGN SALES:

     Export sales were as follows for the years ended December 31, 1996 and 1995:

                                              1996        1995
                                           ----------   ----------

         Japan                             $  193,000   $  271,000
         Other countries                      110,000      201,000
                                           ----------   ----------

                                           $  303,000   $  472,000
                                           ==========   ==========

NOTE 15 - COMMITMENTS AND CONTINGENCIES:

     The Company rents its office and assembly facilities under a lease which expires on November 30, 1998. The lease requires that rent be adjusted annually for cost of living increases.

     Future minimum annual lease payments are as follows:

         Year ending December 31:

                   1997                                  $  38,400
                   1998                                     35,200
                                                         ---------

                                                         $  73,600
                                                         =========

     Rent  expense  for  the  years  ended   December  31,  1996  and  1995  was
     approximately $45,000 and $27,000, respectively.

     In January 1996, the Company entered into an endorsement agreement with a PGA touring professional for three years. The agreement provides for payments of $55,000, $70,000 and $98,000 during the years ending December 31, 1996, 1997, and 1998, respectively. In addition, the agreement provides for certain bonuses based on tournament performances and sales in Australia and New Zealand, as defined. This agreement was modified on January 17, 1997 (see Note 17).

     In September 1996, the Company entered into an advertising agreement for which the Company will receive media advertising valued at approximately $101,000, in exchange for golf clubs of the same value.

     The Company entered into a two year advertising agreement commencing January 1, 1997, with a one year renewal. The Company will be obligated to pay an aggregate of approximately $770,000 for advertising services, as defined in the agreement.

     On November 18, 1996, the Company entered into a three year employment agreement with its CEO commencing December 19, 1996. The agreement provides for annual compensation of $175,000, with a one year renewal, and performance bonuses, as defined. The agreement further provides that the CEO may not engage in certain competitive activities, as defined, for two years after termination of the employment agreement.

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

     On November 18, 1996, the Company entered into an agreement for the production of an infomercial to air in 1997. The agreement provides for a fee of $132,500, to be paid in installments during the production of the infomercial, and for royalties to be paid of 1% of net worldwide television sales, as defined.

     On December 6, 1996, the Company entered into an agreement with an advertising agency to provide a nationally recognized athlete to appear in the aforementioned infomercial (the infomercial agreement). The agreement provides for a guaranteed payment of $60,000 to be paid in two equal installments and for the grant of options (outside the Plan) to acquire 2,000 shares of the Company's common stock for $4.75 per share. These options vest immediately and expire five years from the grant date. The agreement terminates on February 28, 1997, at which time the Company can extend the term for ten months for an additional payment of $25,000 (see
     Note 17).

     In December 1996, the Company entered into one year endorsement agreements with nine touring golf professionals, which commence January 1, 1997. The agreements provide for base compensation, which ranges between $8,000 and $75,000 per annum, and bonuses based upon tournament performance. In conjunction with these agreements, the Company granted options (outside the Plan) to acquire an aggregate of 11,200 shares of the Company's common stock at $4.75 per share. These options vest immediately and expire five years from the grant date.

     On December 24, 1996, the Company entered into a two year financial consulting agreement to pay the aggregate of $60,000 for services to be rendered.

NOTE 16 - CONCENTRATION OF CREDIT RISK:

     The Company's cash is maintained in financial institutions, and at times exceeds the Federal Deposit Insurance Corporation coverage of $100,000. Management regularly monitors the financial condition of the financial institution in order to keep the potential risk to a minimum.

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 17 - SUBSEQUENT EVENTS:

     On January 9, 1997, the Company entered into a one year agency service agreement, with a one year renewal. The agreement provides for the agency to negotiate, purchase and arrange for the Company's advertising in the United States and Canada. The agreement further provides for a 15% commission based on the gross media cost, as defined.

     On January 13, 1997, the Company entered into a six month distribution agreement in connection with the infomercial. The agreement grants the distributor the exclusive right to advertise, promote, market and sell the Company's products in Japan, Australia, Korea, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand.

     On January 16, 1997, the Company entered into an agreement in which the CEO is to be featured in a documentary program which will air in 1997. The agreement provides for a fee of $34,000 to be paid in two equal installments during production.

     On January 17, 1997, the Company renegotiated an endorsement agreement with a PGA touring professional expiring December 31, 1997 (see Note 15). The agreement provides for guaranteed compensation of $50,000. In addition, the Company granted options to acquire 1,000 shares of the Company's common stock for $4.75 per share. These options vest immediately and expire five years from the grant date.

     On January 24, 1997, the Company's underwriters exercised their over-allotment option to sell an additional 187,500 shares of common stock at $4.50 per share (net proceeds of approximately $734,000). Proceeds of approximately $422,000 were used to repay stockholders' notes, plus accrued interest, of which $351,000 was paid to the Company's CEO.

     In 1997, the Company entered into one and two year endorsement agreements with six touring golf professionals, which commence January 1, 1997. The agreements provide for base compensation, which ranges between $12,000 and $60,000 per annum, and bonuses based upon tournament performance. Certain of these bonuses are in the form of additional stock option grants, as defined in the agreements, at an exercise price based upon the market value on the date of the grant. In conjunction with these agreements, the Company granted options (outside the Plan) to acquire an aggregate of 11,000 shares of the Company's common stock at $4.75 per share. These options vest immediately and expire five years from the grant date.

     In March 1997, the Company extended its infomercial agreement until December 31, 1997 by making an additional payment of $25,000 and granted the options provided for in the agreement (see Note 15).

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 17 - SUBSEQUENT EVENTS (CONTINUED):

     On March 21, 1997, the Company granted ISO's (in the Plan) to certain employees to acquire 50,700 shares of the Company's common stock for $4.75 per share. These options vest over a three year period and expire five years from the grant date. In addition, the Company granted NQSO's (in the Plan) to its advertising agency and public relations firm to acquire 4,000 shares of the Company's common stock for $4.75 per share. These options vest immediately and expire five years from the grant date. The Company also granted NQSO's (in the Plan) to three outside Board members to acquire 45,000 shares of the Company's common stock for $4.75 per share. These options vest over a three year period if the members are serving on the Board of Directors at such time, and expire in five years.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEARDROP GOLF COMPANY

Dated:  March 28, 1997               /s/Rudy A. Slucker
                                     --------------------------------
                                     Rudy A. Slucker
                                     Chief Executive Officer, President and
                                     Principal Accounting Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 28, 1997               /s/Rudy A. Slucker
                                     --------------------------------
                                     Rudy A. Slucker
                                     Director


Dated:  March 28, 1997               /s/Fred K. Hochman
                                     --------------------------------
                                     Fred K. Hochman
                                     Director


Dated:  March 28, 1997               /s/ Leslie E. Goodman
                                     --------------------------------
                                     Leslie E.Goodman
                                     Director


Dated:  March __, 1997
                                     --------------------------------
                                     Jeffrey Baker
                                     Director

Dated:  March 28, 1997               /s/ Bruce H. Nagel
                                     --------------------------------
                                     Bruce H. Nagel
                                     Director

                                  EXHIBIT INDEX

   Exhibit No.    Description
   -----------    -----------
      3.1H        Certificate of Incorporation
      3.2H        Certificate of Merger
      3.3H        Agreement and Plan of Merger dated October 21, 1996 between the Company and
                  TearDrop Putter Corporation, a South Carolina Corporation
      3.4H        By-Laws
      4.1H        Warrant Agreement
      4.2H        Specimen Common Stock Certificate
      4.3H        Specimen Warrant Certificate
     10.1H        Employment Agreement with Rudy A. Slucker
     10.2H        Employment Agreement with John Zeravica
     10.3H        Stock Option Plan
     10.4H        Form of Stock Option Agreement
     10.7H        Form of Promissory Note in the original principal amount of
                  $400,000 to be issued by the Company
                  to Rudy A. Slucker
     10.17H       Property Lease dated August 3, 1995 between the Company and
                  Albert H. Politi
     10.18H       Equipment Lease dated November 30, 1995 between the Company and Packaging Management Associates, Inc.
     10.21H       Financial Consulting Agreement between the Company and GKN
                  Securities Corp.
     10.22H       Advertising Agreement dated November 13, 1996 between the
                  Company and the Golf Channel, Inc.
     10.23H       Form of Lock-up Agreement

----------
     H Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-14647) and incorporated herein by reference.