Form 10QSB
period 1997-03-31
TEARDROP GOLF CO
filed 1997-05-15
CIK 1025566

Commission File Number 0-29014

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                              TEARDROP GOLF COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               DELAWARE                                     51-105660
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

      32 Bow Circle, Building #1
      Hilton Head, South Carolina                             29928
(Address of principal executive office)                     (Zip Code)

       Registrant's telephone number, including area code: (803) 686-4995

     Check whether issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes _X_  No ___

     Number of shares of Common Stock outstanding as of May 10, 1997: 2,187,500

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                              TEARDROP GOLF COMPANY

                                FORM 10-QSB INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1997

Part I.   Financial Information                                         Page No.
                                                                        --------
          Item 1. Financial Statements

                  Balance Sheet                                             3

                  Statements of Operations                                  4

                  Statements of Cash Flows                                  5

                  Notes to Financial Statements                           6-8

          Item 2. Management's Discussion and Analysis of Results
                  of Operations and Financial Conditions                 9-12


Part II.  Other Information                                                13

Signature Page                                                             14

                          Part I. Financial Information

                          Item 1. Financial Statements

                              TEARDROP GOLF COMPANY

                                  BALANCE SHEET
                                   (Unaudited)
                                 March 31, 1997

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $ 3,011,184
  Accounts receivable, less allowance for doubtful
   accounts of $53,000                                      273,284
  Inventories                                               388,975
  Prepaid advertising                                       698,267
  Other current assets                                      109,364
                                                        -----------
       Total current assets                                          $4,481,074

PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization                                          194,114

OTHER ASSETS, intangible assets, less
 accumulated amortization                                                28,651
                                                                    -----------
                                                                    $ 4,703,839
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable, bank                                   $   280,000
  Current portion of notes payable, stockholders             30,227
  Current portion of obligation under capital lease          15,872
  Accounts payable and other current liabilities            449,065
                                                        -----------
       Total current liabilities                                    $   775,164

NOTES PAYABLE, stockholders, less current portion                       398,555

OBLIGATION UNDER CAPITAL LEASE, less
 current portion                                                         55,336

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 1,000,000 shares, issued and
   outstanding none
  Common stock, $.01 par value, authorized
   10,000,000 shares, issued and outstanding
   2,187,500 shares                                          21,875
  Capital in excess of par value                          6,433,848
  Accumulated deficit                                    (2,980,939)
                                                        -----------
       Total stockholders' equity                                     3,474,784
                                                                    -----------
                                                                    $ 4,703,839
                                                                    ===========

                 See accompanying notes to financial statements.

                              TEARDROP GOLF COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months
                                                         Ended March 31,
                                                -------------------------------
                                                    1997                1996
                                                -----------         -----------
SALES                                           $   182,341         $    89,891

COST OF SALES                                        41,944              54,812
                                                -----------         -----------
GROSS PROFIT                                        140,397              35,079

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            871,073             238,806
                                                -----------         -----------
LOSS FROM OPERATIONS                               (730,676)           (203,727)

INTEREST (EXPENSE) INCOME                            31,691             (31,346)
                                                -----------         -----------
NET LOSS                                        $  (698,985)        $  (235,073)
                                                ===========         ===========

NET LOSS PER COMMON SHARE                       $     (0.33)        $     (0.31)
                                                ===========         ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,137,500             750,000
                                                ===========         ===========

                 See accompanying notes to financial statements.

                              TEARDROP GOLF COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $  (698,985) $  (235,073)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                           14,982        8,031
    Provision for doubtful accounts                          1,547          612
    Accrued interest on stockholders' notes                  8,163       21,914
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable           (44,629)      33,024
      (Increase) in inventories                           (282,194)     (34,961)
      (Increase) in prepaid advertising                   (483,226)
      (Increase) decrease in other current assets          (43,157)       3,719
      (Decrease) increase in accounts payable
        and other current liabilities                     (228,653)      48,400
                                                       -----------  -----------

NET CASH USED IN OPERATING ACTIVITIES                   (1,756,152)    (154,334)
                                                       -----------  -----------

NET CASH USED IN INVESTING ACTIVITIES, purchases
 of property and equipment                                 (40,597)
                                                       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                              (300,000)
   Proceeds from note payable, bank                        280,000
   Payments on obligations under capital lease              (4,083)      (3,665)
   (Payments on) proceeds from stockholders' notes        (411,140)     162,625
   Proceeds from issuance of common stock                  734,163
                                                       -----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  298,940      158,960
                                                       -----------  -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (1,497,809)       4,626

CASH AND CASH EQUIVALENTS:
   Beginning of period                                   4,508,993       15,868
                                                       -----------  -----------
   End of period                                       $ 3,011,184  $    20,494
                                                       ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION, cash paid during the period for interest  $    16,065  $     9,432
                                                       ===========  ===========

                 See accompanying notes to financial statements.

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -  ACCOUNTING POLICIES:

          The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statements on Form 10-KSB for the fiscal year ended December 31, 1996.

          In the opinion of management of the accompanying financial statements contains the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Teardrop Golf Company's financial position at March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996 and statement of cash flows for the three months ended March 31, 1997 and 1996.

NOTE 2 -  INVENTORIES:

          Inventories consist of the following at March 31, 1997:

             Raw materials                                 $ 107,698
             Finished goods                                  281,277
                                                           ---------
                                                           $ 388,975
                                                           =========

NOTE 3 -  STOCKHOLDERS' EQUITY

          In January 1997, the Company's underwriters exercised their over-allotment option to sell an additional 187,500 shares of common stock at $4.50 per share (net proceeds of approximately $734,000). Proceeds of approximately $422,000 were used to repay stockholder's notes, plus accrued interest, of which $351,000 was paid to the Company's Chief Executive Officer (CEO) in repayment of his note.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES:

          In January 1996, the Company entered into an endorsement agreement with a PGA touring professional for three years. The agreement provides for payments of $70,000 and $98,000 during the years ending December 31, 1997, and 1998, respectively. In addition, the agreement provides for certain bonuses based on tournament performances and sales in Australia and New Zealand, as defined. This agreement was modified on January 17, 1997. The modified agreement provides for guaranteed compensation of $50,000. In addition, the Company granted options to acquire 1,000 shares of the Company's common stock for $4.75 per share. These options vest immediately and expire five years from the grant date.

          In September 1996, the Company entered into an advertising agreement for which the Company will receive media advertising valued at approximately $101,000, in exchange for golf clubs of the same value.

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 -  COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

          On November 18, 1996, the Company entered into an agreement for the production of an infomercial. The agreement provides for a fee of $132,500, to be paid in installments during the production of the infomercial, and for royalties to be paid of 1% of net worldwide television sales, as defined.

          On December 6, 1996, the Company entered into an agreement with an advertising agency to provide a nationally recognized athlete to appear in the aforementioned infomercial. The agreement provides for a guaranteed payment of $60,000 to be paid in two equal installments and for the grant of options to acquire 2,000 shares of the Company's common stock for $4.75 per share. These options vest immediately and expire five years from the grant date. The agreement terminated on February 28, 1997, at which time the Company extended the term until December 31, 1997 by making an additional payment of $25,000 and granted the options provided for in the agreement.

          In December 1996, the Company entered into one year endorsement agreements with nine touring golf professionals, which commence January 1, 1997. The agreements provide for base compensation, which ranges between $8,000 and $75,000 per annum, and bonuses based upon tournament performance. In conjunction with these agreements, the Company granted options to acquire an aggregate of 11,200 shares of the Company's common stock at $4.75 per share. These options vest immediately and expire five years from the grant date.

          On December 24, 1996, the Company entered into a two year financial consulting agreement with GKN Securities Corp. to pay the aggregate of $60,000 for services to be rendered.

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

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 -  COMMITMENTS AND CONTINGENCIES (CONTINUED):

          On January 16, 1997, the Company entered into an agreement in which the CEO is to be featured in a documentary program which will air in 1997. The agreement provides for a fee of $34,000 to be paid in two equal installments during production.

          In 1997, the Company entered into one and two year endorsement agreements with six touring golf professionals, which commence January 1, 1997. The agreements provide for base compensation, which ranges between $12,000 and $60,000 per annum, and bonuses based upon tournament performance. Certain of these bonuses are in the form of additional stock option grants, as defined in the agreements, at an exercise price based upon the market value on the date of the grant. In conjunction with these agreements, the Company granted options to acquire an aggregate of 11,000 shares of the Company's common stock at $4.75 per share. These options vest immediately and expire five years from the grant date.

          On March 21, 1997, the Company granted incentive stock options to certain employees to acquire 50,700 shares of the Company's common stock for $4.75 per share. These options vest over a three year period and expire five years from the grant date. In addition, the Company granted non-qualified stock options (NQSOs) to its advertising agency and public relations firm to acquire 4,000 shares of the Company's common stock for $4.75 per share. These options vest immediately and expire five years from the grant date. The Company also granted NQSO's to three outside Board members to acquire 45,000 shares of the Company's common stock for $4.75 per share. These options vest over a three year period if the members are serving on the Board of Directors at such time, and expire in five years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

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

     The Company believes that an important element for introducing and increasing awareness of its golf clubs is the building of a corps of touring professional golfers that will endorse, use and win with the Company's clubs. Accordingly, as an integral part of its marketing strategy, the Company continually seeks to obtain professional endorsements of its clubs. Typically, the Company's agreements with its endorsing professionals provide for base payments of between $8,000 and $75,000 in consideration of the use of the professionals' names in connection with the marketing of the Company's clubs and the use of the clubs by such professionals in tournament play. In addition, bonus payments which could be substantial may be made based upon tournament performance. The Company has granted stock options to its endorsing professionals and intends to continue to do so in the future. The effect of a particular professional's endorsement on the successful marketing of the Company's clubs, and the heightening of awareness of the Company's name, may be directly related to the success of such professional in tournament play. The Company, however will be required to compensate a professional whether or not he is successful . In order to succeed with its marketing strategy, the

Company will be required to enter into endorsement agreements with additional touring professional golfers who will be successful in tournament play.

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

Results of Operations

     Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

     The Company had sales of $182,341 during the quarter ended March 31, 1997 as compared to sales of $89,891 during the quarter ended March 31, 1996, an increase of approximately 102%. This increase is attributable to increased marketing and advertising, and increased efficiency in producing and delivering clubs during the important Spring buying season.

     The cost of sales primarily consists of amounts paid for the purchase of the components used in the assembly of the Company's golf clubs and costs relating to the machining and milling of such components and assembly thereof into finished golf clubs. Cost of sales was $41,944 (23% of sales) during the quarter ended March 31, 1997 as compared to $54,812 (61% of sales) during the quarter ended March 31, 1996. This decline in costs is attributable to increased efficiency in producing and delivering clubs during the first three months of 1997.

     During the quarter ended March 31, 1997, selling, general and administrative expenses were $871,073 (478% of sales) as compared to $238,806 (266% of sales) during the quarter ended March 31, 1996. This increase is attributable to the Company's substantial increase in its marketing including the hiring of additional marketing and sales personnel and substantial increases in marketing and advertising activities, including television and print advertising, production and airing of a television infomercial and a series of television commercials.

     As a result of increasing expenses and costs relating to the growth of the Company, the Company experienced a net loss of $698,985 during the quarter ended March 31, 1997 and $235,073 during the quarter ended March 31, 1996. The Company's inability to offset such increased costs and expenses by sufficient increases in sales, resulted in the increase in net loss during the quarter ended March 31, 1997 as compared to the same period of the prior year.

Liquidity and Capital Resources

     The Company had working capital of $3,705,910 at March 31, 1997. Since inception, the Company's internally generated cash flow has not been sufficient to finance operations. Further, the Company has experienced severe working capital shortfalls in the past, which have restricted the Company's ability to conduct its business as anticipated. As a result, the Company has in the past been substantially dependent upon loans from its current stockholders in order to maintain its operations. At the closing of the Company's initial public offering, certain stockholders forgave approximately $1,114,000 of debt owed by the Company to such stockholders. Of the remaining debt, approximately (i) $422,000 was paid by the Company with interest at the rate of 8% per annum, upon the exercise by the underwriters of the Company's initial public offering of the over-allotment option and (ii) $400,000 will be payable upon the earlier of the date of exercise of its outstanding Common Stock Purchase Warrants (to the extent proceeds derived therefrom are sufficient to make repayment) and December 19, 1999.

     The Company had accounts receivable, less allowance for doubtful accounts, of $273,284 at March 31, 1997. The Company has provided extended payment terms to several international distributors in order to encourage initial purchases of its clubs. Accordingly, approximately 42% of such accounts receivable are over 90 days old at March 31, 1997. The Company does not anticipate that it will continue to extend such liberal payment terms. However, as it expands its activities, it may do so again in order to increase its market exposure. The Company has not experienced significant collection problems or credit risks in the past.

     The Company has entered into an advertising agreement with the Golf Channel which commenced January 1, 1997 and ends on December 31, 1998. The agreement provides that the Company will pay $770,000 to the Golf Channel over the term of the agreement for the broadcast of commercial advertising during, and sponsorship of certain television programming produced by the Golf Channel. The Company has also incurred substantial expenses and undertaken substantial financial commitments to commence its media campaign including in connection with the production of its television infomercial, its television commercial, its print advertisements and has purchased substantial advertising time during the next several months on a variety of broadcast and cable television channels. The Company will depend upon increased sales to satisfy these obligations and to recover these costs. In addition, the Company has entered into endorsement agreements with 16 touring golf professionals that provide for minimum payments that range from $8,000 to $75,000. These agreements also provide for bonuses, which could be substantial if the professionals are successful in tournament play.

     The Company has commenced an aggressive advertising and marketing campaign in anticipation of increased sales. Although the Company has been able to generate exposure and increasing sales, the Company's expenditures and commitments for advertising have increased substantially. If the Company's sales do not increase substantially to cover its expenditures, it will eventually need additional financing in order to continue operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all, when required by the Company. The inability to obtain additional financing when needed would have a material adverse effect on the Company's operating results, and, as a result, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell some or all of its assets.

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

Forward Looking Statements

     When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. They include the risks of market acceptance of or preference for the Company's golf clubs, competitive forces, the impact of, and changes in, general economic factors in the golf club industry and other factors discussed in the Company's filings with the Securities and Exchange Commission. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K:

               There were no reports on Form 8-K filed by the Registrant during the quarter ended March 31, 1997.

                                    SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TEARDROP GOLF COMPANY



Dated:  May 14, 1997                     /s/ Rudy A. Slucker
                                         -----------------------------------
                                         Rudy A. Slucker, President, Chief
                                         Executive Officer and Chief
                                         Financial Officer