Form 10QSB
period 1997-06-30
TEARDROP GOLF CO
filed 1997-08-14
CIK 1025566

Commission File Number 0-29014

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ------------------

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                              TEARDROP GOLF COMPANY
      (Exact Name of Small Business Issuer as Specified in Its Charter)

          DELAWARE                                               51-105660
      (State or other                                        (I.R.S. Employer
      jurisdiction of                                       Identification No.)
      incorporation or
       organization)

 32 Bow Circle, Building #1
Hilton Head, South Carolina                                        29928
   (Address of principal                                        (Zip Code)
     executive office)

      Registrant's telephone number, including area code: (803) 686-4995

      Check whether issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes |X|   No |_|

Number of shares of Common Stock outstanding as of August 1, 1997: 2,187,500

Transitional Small Business Disclosure Format (Check One):  Yes |_| No |X|

                                TEARDROP GOLF COMPANY

                                  FORM 10-QSB INDEX

                      FOR QUARTERLY PERIOD ENDED JUNE 30, 1997

Part I.  Financial Information                                          Page No.
                                                                        --------

         Item 1. Financial Statements

                 Balance Sheet                                                3

                 Statements of Operations                                     4

                 Statements of Cash Flows                                     5

                 Notes to Financial Statements                              6-7

         Item 2. Management's Discussion and Analysis of Results
                 of Operations and Financial Conditions                    8-12


Part II. Other Information                                                   12

Signature Page                                                               13

                          Part I. Financial Information

                          Item 1. Financial Statements

                              TEARDROP GOLF COMPANY

                                  BALANCE SHEET
                                   (Unaudited)
                                  June 30, 1997

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $ 1,145,013
  Accounts receivable, less allowance for doubtful
   accounts of $121,000                                     548,880
  Inventories                                               495,814
  Prepaid advertising                                       694,851
  Other current assets                                      179,443
                                                        -----------
       Total current assets                                          $3,064,001

PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization                                          254,341

OTHER ASSETS, intangible assets, less
 accumulated amortization                                                27,654
                                                                     ----------
                                                                     $3,345,996
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of obligation under capital lease     $    16,272
  Accounts payable and other current liabilities            816,816
                                                        -----------
       Total current liabilities                                     $  833,088

NOTES PAYABLE, stockholders, less current portion                       406,589

OBLIGATION UNDER CAPITAL LEASE, less
 current portion                                                         50,750

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 1,000,000 shares, issued and
   outstanding none
  Common stock, $.01 par value, authorized
   10,000,000 shares, issued and outstanding
   2,187,500 shares                                          21,875
  Capital in excess of par value                          6,466,231
  Accumulated deficit                                    (4,432,537)
                                                        -----------
       Total stockholders' equity                                     2,055,569
                                                                     ----------

                                                                     $3,345,996
                                                                     ==========

                   See accompanying notes to financial statements.

                                TEARDROP GOLF COMPANY

                              STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                       Three Months                 Six Months
                                       Ended June 30,             Ended June 30,
                                  -----------------------    -----------------------
                                    1997          1996          1997         1996
                                 ----------    ----------    -----------------------
SALES                            $1,222,140    $  385,521    $1,404,481   $  475,412

COST OF SALES                       277,442       153,584       319,386      208,396
                                 ----------    ----------    ----------   ----------

GROSS PROFIT                        944,698       231,937     1,085,095      267,016

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          2,405,143       196,369     3,276,216      435,175
                                 ----------    ----------    ----------   ----------

INCOME (LOSS) FROM OPERATIONS    (1,460,445)       35,568    (2,191,121)    (168,159)

INTEREST INCOME (EXPENSE)             8,847       (52,081)       40,538      (83,427)
                                 ----------    ----------    ----------   ----------

NET LOSS                         $(1,451,598)  $  (16,513)   $(2,150,583) $ (251,586)
                                 ===========   ==========    ===========  ==========

NET LOSS PER COMMON SHARE        $    (0.66)   $    (0.02)   $    (0.99)  $    (0.34)
                                 ==========    ==========    ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING        2,187,500       750,000     2,162,638      750,000
                                 ==========    ==========    ==========   ==========

                   See accompanying notes to financial statements.

                                TEARDROP GOLF COMPANY

                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                    Six Months
                                                                   Ended June 30,
                                                              -----------------------
                                                                  1997        1996
                                                              -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(2,150,583) $(251,586)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                                   33,092     16,061
   Provision for doubtful accounts                                 70,512      3,702
   Stock and stock options issued for services                     32,383        500
   Accrued interest on stockholders' notes                         18,219     66,271
   Changes in assets and liabilities:
    Increase in accounts receivable                              (389,190)   (83,358)
    Increase in inventories                                      (389,033)   (19,858)
    Increase in prepaid advertising                              (479,810)
    (Increase) decrease in other current assets                  (113,236)       375
    Increase in accounts payable and other current liabilities    139,098      7,240
                                                               ----------  ---------

NET CASH USED IN OPERATING ACTIVITIES                          (3,228,548)  (260,653)
                                                              -----------  ---------

NET CASH USED IN INVESTING ACTIVITIES, purchases
 of property and equipment                                       (117,937)    (1,501)
                                                              -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                      (300,000)
  Payments on obligations under capital lease                      (8,269)    (7,423)
  (Payments on) proceeds from stockholders' notes                (443,389)   256,125
  Proceeds from issuance of common stock                          734,163
                                                              -----------  ---------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (17,495)   248,702
                                                              -----------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (3,363,980)   (13,452)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                         $ 4,508,993     15,868
                                                              -----------  ---------

  End of period                                               $ 1,145,013  $   2,416
                                                              ===========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION, cash paid during the period for interest         $    17,701  $  18,656
                                                              ===========  =========

                   See accompanying notes to financial statements.

                                TEARDROP GOLF COMPANY

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE 1 -  ACCOUNTING POLICIES:

          The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statements on Form 10-KSB for the year ended December 31, 1996. The financial statements should be read in conjuction with the financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

          In the opinion of management, the accompanying financial statements contain the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Teardrop Golf Company's financial position at June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

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

NOTE 2 - INVENTORIES:

         Inventories consist of the following at June 30, 1997:

            Raw materials                                           $  441,274
            Finished goods                                              54,540
                                                                    ----------
                                                                    $  495,814
                                                                    ==========

NOTE 3 -  STOCKHOLDERS' EQUITY

          In January 1997, the Company's underwriters exercised their over-allotment option to sell an additional 187,500 shares of common stock at $4.50 per share (net proceeds of approximately $734,000). Proceeds of approximately $422,000 were used to repay stockholder notes, plus accrued interest, of which $351,000 was paid to the Company's Chief Executive Officer (CEO) in repayment of amounts due to him under the notes.

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

          The Company entered into a two year advertising agreement commencing January 1, 1997, with a one year renewal option. The Company will be obligated to pay an aggregate of approximately $770,000 for advertising services, as defined in the agreement.

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

          In December 1996, the Company entered into one year endorsement agreements with nine touring golf professionals, which commenced January 1, 1997. The agreements provide for base compensation, which ranges between $8,000 and $75,000 per annum, and bonuses based upon tournament performance. In conjunction with these agreements, the Company granted options to acquire an aggregate of 11,200 shares of the Company's common stock at $4.75 per share. These options vest immediately and expire five years from the grant date.

          In 1997, the Company entered into one and two year endorsement agreements with ten touring golf professionals, which commenced January 1, 1997. The agreements provide for base compensation, which ranges between $12,000 and $60,000 per annum, and bonuses based upon tournament performance. Certain of these bonuses are in the form of additional stock option grants, as defined in the agreements, at an exercise price based upon the market value of the common stock on the date of the grant. In conjunction with these agreements, the Company granted options to acquire an aggregate of 12,100 shares of the Company's common stock at $4.75 per share. These options vest immediately and expire five years from the grant date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

      Overview

      The Company introduced its first product, the TearDrop putter, in 1993 and commenced significant marketing and sales activities in 1994. Since the introduction of the TearDrop putter, the Company has expanded its product line to include 12 putters and three wedges, and in 1997 restyled its line of putters. In order to achieve profitability, the Company will be required to address numerous issues, including, among others: (i) increasing market awareness of, and demand for, its existing products, (ii) effectively introducing, over time, additional innovative golf clubs to the market, (iii) accurately gauging demand for its products, (iv) determining viable price points for such products, (v) maintaining and strengthening its supply channels, (vi) designing efficient manufacturing and assembling systems to meet demand for its products, and (vii) continuing to build efficient channels of distribution. There can be no assurance that the Company will ever achieve profitability, or that if such profitability is attained, that it can be maintained.

     In early 1997, the Company commenced a substantial television and print advertising campaign, including the production and airing of a television infomercial and a series of television commercials. The costs to produce the infomercial and commercials and to show these on the air have been substantial and the Company must continue to incur these costs during the third and fourth quarters of 1997 in order to continue to increase consumer awareness of its products. Although the Company's sales have not increased at the same rate as its expenditures, the Company believes that its advertising efforts have been important for increasing exposure of the Company's products and have been instrumental in the Company's increased sales. Accordingly, the Company expects to continue to incur losses during these periods as it continues its advertising program.

     The Company believes that an important element for introducing and increasing awareness of its golf clubs is the building of a corp of touring professional golfers that will endorse, use and win with the Company's clubs. Accordingly, as an integral part of its marketing strategy, the Company continually seeks to obtain professional endorsements of its clubs. The Company has entered into an agreement with, among others, George Archer, a touring professional on the Senior PGA Tour, to use and endorse the Company's products. The Company's agreements with its endorsing professionals provide for base payments of between $8,000 and $75,000 in consideration of the use of the professionals' names in connection with the marketing of the Company's clubs and the use of the clubs by such professionals in tournament play. In addition, bonus payments which could be substantial may be made by the Company based upon tournament performance. The Company has granted stock options to its endorsing professionals and intends to continue to do so in the future. The effect of a particular professional's endorsement on the successful marketing of the Company's clubs, and the heightening of awareness of the Company's name, may be directly related to the success of such professional in tournament play. The Company, however, will be required to compensate a professional whether or not he is successful. In order to succeed with its marketing strategy, the Company believes it will be required to enter into endorsement agreements with additional touring professional golfers who will be successful in tournament play.

      The Company has recently begun to conduct research, development and design with its own employees. The Company also works closely with component manufacturers, independent design consultants and the Company's endorsing golf professionals in the design and development of new products and product improvements. Accordingly, the Company incurs regular, ongoing expenses relating to salaries of in-house design personnel, as well as design consulting fees when a new club or product improvement is in the development phase. The Company does not have any agreements with independent design consultants, but has historically been able to retain the services of qualified designers when needed. The inability on the part of the Company to retain qualified design consultants possessing suitable technical expertise when needed in the future could result in delays in the introduction of a new product or product improvement, which could adversely affect sales.

     The market for high quality, premium priced golf clubs is highly competitive and includes a number of well-established companies that have more readily recognizable brand names and financial resources. The Company faces competition on the basis of price, reputation and qualitative distinctions among available products. Recently, there has been consolidation of golf club manufacturers that compete with the Company. In particular, in recent weeks two companies specializing in the manufacture of putters have announced that they were to be acquired by large golf club manufacturers. The Company cannot predict what effect the consolidation of competitors will have on the Company's sales, the market acceptance of the Company's golf clubs or the market price of its securities.

Results of Operations

      The Company had sales of $1,222,140 during the quarter ended June 30, 1997 and $1,404,481 during the first six months of 1997 as compared to sales of $385,521 during the quarter ended June 30, 1996 and $475,412 during the first six months of 1996, an increase of approximately 217% and 195%, respectively. This increase is attributable to increased marketing and advertising, and increased capabilities during 1997 of producing and delivering clubs.

     The cost of sales primarily consists of amounts paid for the purchase of the components used in the assembly of the Company's golf clubs and costs relating to the machining and milling of such components and assembly thereof into finished golf clubs. Cost of sales was $277,442 (22.7% of sales) during the quarter ended June 30, 1997 and $319,386 (22.7% of sales) during the first six months of 1997 as compared to $153,584 (39.8% of sales) during the quarter ended June 30, 1996 and $208,396 (43.8% of sales) during the first six months of 1996. This decline in costs as a percentage of sales is attributable to increased efficiency in producing and delivering clubs during the first six months of 1997.

     During the quarter ended June 30, 1997, selling, general and administrative expenses were $2,405,143 as compared to $196,369 during the quarter ended June 30, 1996. During the first six months of 1997, selling, general and administrative expenses were $3,276,216 as compared to $435,175 during the first six months of 1996. This increase is attributable to substantial increases in marketing and advertising activities, including television and print advertising, production and airing of a television infomercial and a series of television commercials and the Company's hiring of additional marketing and sales personnel. The Company intends to continue its aggressive advertising and marketing campaign through the end of the third quarter of 1997, with a reduction in such expenditures during the fourth quarter of 1997.

     As a result of increasing expenses and costs relating to the growth of the Company, the Company experienced a net loss of $1,451,598 during the quarter ended June 30, 1997 and a net loss of $2,150,583 during the first six months of 1997 as compared to a net loss of $16,513 during the quarter ended June 30, 1996 and a net loss of $251,586 during the first six months of 1996. The Company's inability to offset such increased costs and expenses by sufficient increases in sales resulted in the increased net loss during the quarter and six months ended June 30, 1997 as compared to the same periods of the prior year.

Liquidity and Capital Resources

      The Company had working capital of $2,230,913 at June 30, 1997. Since inception, the Company's internally generated cash flow has not been sufficient to finance operations. Further, the Company has experienced severe working capital shortfalls in the past, which have restricted the Company's ability to conduct its business as anticipated. As a result, the Company has in the past been substantially dependent upon loans from its current stockholders in order to maintain its operations. The $400,000 of remaining debt owed to a current stockholder will be payable upon the earlier of the date of exercise of its outstanding Common Stock Purchase Warrants (to the extent proceeds derived therefrom are sufficient to make repayment) and December 19, 1999.

     The Company had accounts receivable, less allowance for doubtful accounts, of $548,880 at June 30, 1997. The Company has provided extended payment terms to several international distributors in order to encourage initial purchases of its clubs. Accordingly, approximately $107,000, or 16% of such accounts receivable are over 90 days old at June 30, 1997. The Company does not anticipate that it will continue to extend such liberal payment terms. However, as it expands its activities, it may do so again in order to increase its exposure to the market for its products. The Company has not experienced significant collection problems or credit risks in the past.

     The Company has entered into an advertising agreement with the Golf Channel which commenced January 1, 1997 and ends on December 31, 1998. The agreement provides that the Company will pay $770,000 to the Golf Channel over the term of the agreement for the broadcast of commercial advertising during, and sponsorship of certain television programming produced by the Golf Channel. The Company has also incurred substantial expenses and undertaken substantial financial commitments to commence its media campaign including the production of its television infomercial, its television commercial and its print advertisements and has purchased substantial advertising time during the next several months on a variety of broadcast and cable television channels. The Company will depend upon increased sales to satisfy these obligations and to recover these costs. In addition, the Company has entered into endorsement agreements with 20 touring golf professionals that provide for minimum annual payments that range from $8,000 to $75,000. These agreements also provide for bonuses, which could be substantial if the professionals are successful in tournament play.

     The Company is conducting an aggressive advertising and marketing campaign in order to increase the exposure of the Company's products and increase sales. The Company's expenditures and commitments for advertising and marketing have been substantial and the Company must continue to incur such costs in order to continue to increase consumer awareness of its products. If the Company's sales do not increase substantially to cover its expenditures, it will be required to limit its advertising expenditures and expansion plans or seek additional financing in order to continue operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all, when required by the Company. The inability to obtain additional financing when needed would have a material adverse effect on the Company's liquidity, and, as a result, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell some or all of its assets.

Seasonality

      The purchasing decisions of most customers are typically made in the autumn and the vast majority of sales are expected to occur during the first six months of the year. In addition, quarterly results may vary from year to year due to the timing of new product introductions, orders and sales, advertising expenditures, promotional periods and shipments. Accordingly, comparisons of quarterly information of the Company's results of operations may not be indicative of the Company's overall annual performance.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

            (b)   Reports on Form 8-K:

                  There were no reports on Form 8-K filed by the Registrant during the quarter ended June 30, 1997.

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TEARDROP GOLF COMPANY


                                          /s/ Rudy A. Slucker
Dated:  August 13, 1997                   ---------------------------------
                                          Rudy A. Slucker, President, Chief
                                          Executive Officer and Principal
                                          Accounting Officer