Form 10QSB
period 1997-09-30
TEARDROP GOLF CO
filed 1997-11-19
CIK 1025566

Commission File Number 0-29014

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                              TEARDROP GOLF COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                              51-105660
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

        1080 Lousons Road
        Union, New Jersey                                          07083
(Address of principal executive office)                          (Zip Code)

       Registrant's telephone number, including area code: (908) 688-4445

     Check whether issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _X_   No ___

     Number of shares of Common Stock outstanding as of November 14, 1997:
3,242,500

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                              TEARDROP GOLF COMPANY

                                FORM 10-QSB INDEX

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Item 1. Financial Statements
                 Balance Sheet                                             3
                 Statements of Operations                                  4
                 Statements of Cash Flows                                  5
                 Notes to Financial Statements                            6-8

         Item 2. Management's Discussion and Analysis of Results
                 of Operations and Financial Conditions                   9-11


Part II. Other Information                                                11-14

         Signature Page                                                     15

                          Part I. Financial Information

                          Item 1. Financial Statements

                              TEARDROP GOLF COMPANY

                                  BALANCE SHEET
                                   (Unaudited)
                               September 30, 1997

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $   866,165
  Accounts receivable, less allowance for doubtful
   accounts of $125,000                                   372,043
  Inventories                                             355,179
  Prepaid advertising                                     271,265
  Other current assets                                    186,757
                                                      -----------
       Total current assets                                         $ 2,051,409

PROPERTY AND EQUIPMENT, less accumulated
 depreciation                                                           269,417

INTANGIBLE ASSETS, less accumulated amortization                         26,658

OTHER ASSETS                                                             11,486
                                                                    -----------
                                                                    $ 2,358,970
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of obligation under capital lease   $    20,340
  Accounts payable and other current liabilities          661,736
                                                      -----------
       Total current liabilities                                    $   682,076

NOTES PAYABLE, stockholder                                              412,250

OBLIGATION UNDER CAPITAL LEASE, less
 current portion                                                         46,682

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 1,000,000 shares, issued and
   outstanding none
  Common stock, $.01 par value, authorized
   10,000,000 shares, issued and outstanding
   2,242,500 shares                                        22,425
  Capital in excess of par value                        6,564,357
  Accumulated deficit                                  (5,368,820)
                                                      -----------
       Total stockholders' equity                                     1,217,962
                                                                    -----------
                                                                    $ 2,358,970
                                                                    ===========

                 See accompanying notes to financial statements.

                              TEARDROP GOLF COMPANY

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended             Nine Months Ended
                                   September 30,                  September 30,
                             --------------------------    --------------------------
                                 1997           1996           1997           1996
                             -----------    -----------    -----------    -----------
SALES                        $ 1,010,790    $   329,974    $ 2,415,271    $   715,495

COST OF SALES                    243,103        145,937        565,229        299,521
                             -----------    -----------    -----------    -----------

GROSS PROFIT                     767,687        184,037      1,850,042        415,974

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES       1,701,905        471,390      4,975,383        667,759
                             -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS            (934,218)      (287,353)    (3,125,341)      (251,785)

INTEREST INCOME (EXPENSE)         (2,063)       (69,064)        38,475       (121,145)
                             -----------    -----------    -----------    -----------

NET LOSS                     $  (936,281)   $  (356,417)   $(3,086,866)   $  (372,930)
                             ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE    $      (.42)   $     (0.48)   $     (1.42)   $     (0.50)
                             ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     2,216,957        750,000      2,181,767        750,000
                             ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements.

                              TEARDROP GOLF COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                           1997         1996
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $(3,086,866) $  (372,930)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                          48,074       26,368
     Provision for doubtful accounts                        74,512        3,795
     Stock and stock options issued for services           130,509          125
     Accrued interest on stockholders' notes                23,880       74,147
     Changes in assets and liabilities:
        Increase in accounts receivable                   (216,353)    (192,540)
        (Increase) decreased in inventories               (248,398)      19,971
        Increase in prepaid advertising                    (56,224)
        Increase in other current assets                  (120,550)     (59,834)
        Increase in other non-current assets               (11,488)
        (Decrease) increase in accounts payable
          and other current liabilities                    (15,980)      45,640
                                                       -----------  -----------
NET CASH USED IN OPERATING ACTIVITIES                   (3,478,884)    (455,258)
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES, purchases
 of property and equipment                                (146,999)      (5,074)
                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                              (300,000)
   Payments on obligations under capital lease              (8,269)     (12,582)
   (Payments on) proceeds from stockholders notes         (443,389)     461,125
   Proceeds from issuance of common stock                  734,713
                                                       -----------  -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        (16,945)     448,543
                                                       -----------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (3,642,828)     (11,789)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                 $ 4,508,993       15,868
                                                       -----------  -----------
   End of period                                       $   866,165  $     4,079
                                                       ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION, cash paid during the period for interest  $    19,338  $    28,498
                                                       ===========  ===========

                 See accompanying notes to financial statements.

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -  ACCOUNTING POLICIES:

          The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statements on Form 10-KSB for the year ended December 31, 1996. These financial statements should be read in conjuction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarly indicative of the results for the entire fiscal year ending December 31, 1997.

          In the opinion of management, the accompanying financial statements contain the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Teardrop Golf Company's financial position at September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

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

NOTE 2 -  INVENTORIES:

          Inventories consist of the following at September 30, 1997:

               Raw materials                                       $294,874
               Finished goods                                        60,305
                                                                   --------
                                                                   $355,179
                                                                   ========

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

                              TEARDROP GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 -  SUBSEQUENT EVENT:

          On November 10, 1997, the Company consummated the acquisition of substantially all of the assets of the Tommy Armour Golf Company, a Delaware corporation, USI Canada Inc., an Ontario corporation, and Tommy Armour Golf (Scotland) Ltd. for a purchase price of $24.5 million, subject to certain adjustments as of the time of closing. The acquired assets and certain specified assumed liabilities were transferred to a newly-formed, wholly owned subsidiary of the Company, currently named "TearDrop Acquisition Corp."

          The purchase price for the assets consisted of (i) $10,000,000 cash (the "Cash Payment"), (ii) 100,000 shares of the Company's Series A Cumulative convertible Preferred Stock (the "Series A Stock") having a redemption value of $10,000,000 and having the rights set forth in the Certificate of Designation for the Series A Stock, and (iii) 1,000,000 shares of the Company's common stock, par value $.01 per share.

          The company obtained funds for the Cash Payment pursuant to a Loan and Security Agreement (the "Loan Agreement") among the Company, TearDrop Acquisition Corp. and CoreStates Bank, N.A. ("CoreStates"). Pursuant to the Loan Agreement, CoreStates has provided an $18,000,000 revolving credit facility (the "Credit Facility") to the Company to finance the asset acquisition and the Company's working capital and general corporate expenditures. Funds extended pursuant to the Credit Facility accrue interest at the prime rate minus 1/2% per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the TearDrop Golf Company's (the "Company") financial statements and the related notes thereto included elsewhere herein.

Overview

     The Company introduced its first product, the TearDrop putter, in 1993 and commenced significant marketing and sales activities in 1994. Since the introduction of the TearDrop putter, the Company has expanded its product line to include 12 putters and four wedges. On November 10, 1997, the Company, through its newly formed wholly owned subsidiary currently named Tommy Armour Golf Company ("Tommy Armour"), acquired substantially all of the assets (the "Acquisition") of Tommy Armour Golf Company, a Delaware corporation (currently named TA Liquidation Corp.), and Tommy Armour Golf (Scotland) Ltd. and the golf operations of USI Canada Inc., an Ontario corporation, (each a "Seller" and collectively, the "Sellers"). Tommy Armour manufactures, markets and distributes a full line of golf clubs, including irons, woods and wedges, as well as other golf accessories. Tommy Armour has established a reputation and product brand recognition as one of the leading golf club manufacturers in the world. Recently, however, Tommy Armour has incurred losses as a result of a variety of reasons, including competitive pressures and recent substantial expenditures relating to a new product line that did not meet with the amount of consumer acceptance that had been anticipated. Tommy Armour's operations, resources, sales capabilities as well as its sales are substantially greater than those of the Company. The Company believes that the integration of the operations of Tommy Armour, located primarily in Chicago, Illinois, into the Company may require some time and expense, and the Company may continue to incur losses as it completes its transition. See "Item 5. Other Information." While management of the Company believes that the Acquisition will significantly expand the Company's product line and sales, it cannot predict the effect that the consolidation will have on the market acceptance of the Company's golf clubs or the market price of its securities.

     The Company has not been profitable for the nine months ended September 30, 1997, and does not expect to be profitable for the year ended December 31, 1997. In order to achieve profitability, the Company will be required to address numerous issues, including, among others: (i) successfully integrating the operations of Tommy Armour into those of the Company, (ii) increasing market awareness of, and demand for, its existing products, (iii) effectively introducing, over time, additional innovative golf clubs to the market, (iv) accurately gauging demand for its products, (v) determining viable price points for such products, (vi) maintaining and strengthening its supply channels, and
(vi) continuing to build efficient channels of distribution. There can be no assurance that the Company will ever achieve profitability, or that if such profitability is attained, that it can be maintained.

     During the first nine months of 1997, the Company implemented a substantial television and print advertising campaign, including the production and airing of a television infomercial and a series of television commercials. The costs to produce the infomercial and commercials and to show these on the air have been substantial and the Company is continuing to incur these costs during the fourth quarter of 1997 in order to increase consumer awareness of its products. With the Acquisition, the Company intends to increase further its advertising and promotional expenditures. Accordingly, the Company may continue to incur losses as it continues its extensive advertising and promotions efforts.

     The Company believes that an important element for introducing and increasing awareness of its golf clubs is the building of a corp of touring professional golfers that will endorse, use and win with the Company's clubs. Accordingly as an integral part of its marketing strategy, the Company continually seeks to obtain professional endorsements of its clubs. The Company is currently negotiating agreements with professional golfers for the 1998 calendar year. In addition to cash consideration paid by the Company to professionals for use of their names in connection with the marketing of the Company's clubs and the use of the clubs by such professionals in tournament play, bonus payments which could be substantial may be made by the Company based upon tournament performance. The Company has granted stock options to its endorsing professionals and intends to continue to do so as the future. With the Acquisition, and the increased level of exposure that the Company intends to seek, the Company may enter into increasingly more costly endorsement agreements. The effect of a particular professional's endorsement on the successful marketing of the Company's clubs, and the heightening of awareness of the Company's name, may be directly related to the success of such professional in tournament play. The Company, however, will be required to compensate a professional whether or not he is successful. In order to succeed with its marketing strategy, the Community believes it will be required to enter into endorsement agreements with additional touring professional golfers who will be successful in tournament play.

     The market for high quality, premium priced golf clubs is highly competitive and includes a number of well established companies that may have greater brand name recognition and financial resources. The Company faces competition on the basis of price, reputation and qualitative distinctions among available products. The Company cannot predict the market acceptance of the Company's golf clubs in relation to its competition.

Results of Operations

     The Company had sales of $1,010,790 during the quarter ended September 30, 1997 and $2,415,271 during the first nine months of 1997 compared to sales of $329,974 during the quarter ended September 30, 1996 and $715,495 during the first nine months of 1996, an increase of 306% and 337% respectively. The increase is attributable to increased marketing and advertising, and improved capabilities during 1997 of producing and delivering clubs.

     Gross profit during the quarter ended September 30, 1997 was $767,687 (75.9% of sales) compared to $184,037 (55.8% of sales) during the quarter ended September 30, 1996. For the first nine months of 1997, gross profit was $1,850,042 (76.6% of sales) compared to $415,974 (58.1% of sales) for the first nine months of 1996. The increase in the gross profit as a percentage of sales is attributable to the increased capabilities during 1997 of producing and delivering clubs as well as the increase in sales, which effectively spreads the overhead burden over a larger sales base.

     During the three months ended September 30, 1997, selling, general and administrative expenses were $1,701,905 compared to $471,390 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, selling, general and administrative expenses were $4,975,383 compared to $667,759 for the nine months ended September 30, 1996. This increase is attributable to substantial increases in marketing and advertising activities, principally television advertising, including production costs and the airing of a television infomercial; the hiring of additional marketing and sales personnel; and moving expenses in connection with the move of the Company's headquarters from Hilton Head, South Carolina to Union, New Jersey. The Company plans a reduction in advertising expenditures in the fourth quarter of 1997 from the levels sustained during the second and third quarters of 1997.

     As a result of the costs and expenses, described above, relating to the planned growth of the Company, the Company incurred a net loss of $936,281 during the quarter ended September 30, 1997 compared to a net loss of $356,417 for the quarter ended September 30, 1996 and a net loss of $3,086,866 for the nine months ended September 30, 1997 compared to a net loss of $372,930 for the nine months ended September 30, 1996.

Liquidity and Capital Resources

     The Company had working capital of $1,369,333 at September 30, 1997. Since the inception of the Company, its internally generated cash flow has not been sufficient to finance operations. The funds which are currently being used to support operations are generally the proceeds received from the Company's initial public offering of its securities in December 1996. Prior to that time, the Company had been substantially dependent upon loans from its current stockholders in order to maintain its operations. The $400,000 of remaining debt owed to a current stockholder will be payable upon the earlier of the date of exercise of its outstanding Redeemable Common Stock Purchase Warrants (to the extent proceeds are sufficient to make repayment) or December 19, 1999.

     The Company has entered into an advertising agreement with the Golf Channel which commenced January 1, 1997 and ends on December 31, 1998. The agreement provides that the Company will pay $770,000 to the Golf Channel over the term of the agreement for the broadcast of commercial advertising during, and sponsorship of certain television programming produced by the Golf Channel. The Company has incurred substantial expenses and undertaken substantial financial commitments to commence its media campaign including the production of its television infomercial, its television commercials and its print advertisements and has purchased substantial advertising time during the next several months on a variety of broadcast and cable television channels. The Company will depend upon increased sales to satisfy these obligations and to recover these costs.

     In August 1997, the Company entered into a five-year lease agreement which terminates August 31, 2002 for approximately 20,000 square feet of office, manufacturing, warehouse and distribution space in Union, New Jersey. The aggregate minimum rental payments under the lease for the one year periods ending August 31, 1998 and 1999 are $75,000. The Company conducts its corporate, research and development, assembly, warehouse and distribution activities from these facilities for its TEARDrop line of putters and Spin Master wedges.

     In October 1997, the Company, through a wholly owned subsidiary, acquired substantially all of the assets of Pro Golf Promotions, LLC relating to a professional golf tour formerly known as "The PowerBilt Tour."

     In November 1997, the Company, through a wholly owned subsidiary, acquired the assets and assumed certain specified liabilities of the Tommy Armour Golf Company. The Company obtained funds for the cash portion of the Acquisition pursuant to an $18 million credit facility. Funds extended pursuant to the credit facility accrue interest at the prime rate minus 1/2% or LIBOR plus 2% per annum. The Company drew down $10 million under the credit facility to fund the cash portion of the Acquisition. The Company intends to draw down additional amounts to fund its working capital needs on an on-going basis, as the Company's losses continue. See "Item 5. Other Information."

     In connection with the Acquisition, the Company issued 100,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") having a redemption value of $10,000,000. The Series A Preferred Stock is entitled to cumulative dividends at 6% per annum for the first year after issuance, 7.5% per annum for the second year after issuance and 9% per annum thereafter.

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

Forward Looking Statements

     When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result,"

"expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. They include the risks of market acceptance of or preference for the Company's golf clubs, competitive forces, the impact of, and changes in, general economic factors in the golf club industry and other factors discussed in the Company's filings with the Securities and Exchange Commission. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     (c)  Recent Sales of Unregistered Securities

     The following table sets forth all sales of unregistered securities by the Registrant since June 30, 1997.


Nature of
Transaction and                                                                         Aggregate
Date                     Purchasers           Securities Sold      Price per Share      Offering Price
----                     ----------           ---------------      ---------------      --------------
Sale of shares to a      Millenium Holdings   50,000 shares of     $.01                 $500 plus services rendered
consultant to the        Group Inc.           Common Stock
Company, August 1997

Sale of shares pursuant  Tommy Armour         1,000,000 shares     $5.50                (2)
to asset acquisition,    Golf Company (1)     of Common Stock
November 1997

Sale of shares pursuant  Tommy Armour         100,000 shares of    $100                 (2)
to asset acquisition,    Golf Company (1)     Preferred Stock
November 1997

----------
(1)  Currently known as TA Liquidation Corp.

(2) These shares were a portion of the consideration paid by the Company in connection with the Acquisition. See "Item 5. Other Information."

     The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder for each issuance. No underwriters were involved nor any commissions paid in connection with any of the above transactions.

     (d)  Use of Proceeds

          (1) The Company's Registration Statement on Form SB-2 (File No. 333-14647) was declared effective by the Securities and Exchange Commission on December 18, 1996.

          (4)(vii) The amount of net offering proceeds to the Company used for the following purposes:

                                    Direct or indirect payments       Direct or
                                    to directors, officers, general   indirect
                                    partners of the issuer or their   payments
                                    associates; to persons owning     to others
                                    10% or more of any class of
                                    equity securities of the issuer;
                                    and to affiliates of the issuer

     (a)  Construction of Plant Building          $ 0                 $ 0
          and facilities

     (b)  Purchase and installation of            $ 0                 $  147,000
          machinery and equipment

     (c)  Purchase of Real estate                 $ 0                 $ 0

     (d)  Acquisition of other businesses         $ 0                 $ 0

     (e)  Repayment of indebtedness               $391,616            $ 0

     (f)  Working capital                         $ 0                 $1,349,000

     (g)  Temporary investments
             Money Market Acct.                   $ 0                 $  835,000

     (h)  Other purposes
             Marketing and Advertising            $ 0                 $2,150,000
             Manufacturing Operations             $ 0                 $  431,000
                Research and Development          $ 0                 $   46,000

Item 5. Other Information

     On November 10, 1997, the Company consummated its acquisition of substantially all of the assets and the assumption of certain specified liabilities of the Sellers for a purchase price consisting of (i) $10 million in cash (the "Cash Payment"), (ii) 100,000 shares of Series A Preferred Stock having a redemption value of $10,000,000 and (iii) 1,000,000 shares of the Company's common stock, par value $.01 per share (the Common Shares"), subject to certain post closing adjustments.

The Series A Preferred Stock is entitled to cumulative dividends at 6% per annum for the first year after issuance, 7.5% per annum for the second year after issuance and 9% per annum thereafter. In addition the Series A Preferred Stock is convertible into shares of Common Stock at any time at the rate of $7.50 per share. The acquired assets and certain specified assumed liabilities were transferred to a newly-formed, wholly owned subsidiary of the Company, currently named "Tommy Armour Golf Company." A copy of the Certificate of Designation for the Series A Preferred Stock and the Asset Purchase Agreement (the "Acquisition Agreement") dated October 31, 1997 by and among the Company, the Sellers and USI American Holdings, Inc., a Delaware corporation and the sole stockholder of Tommy Armour Golf Company (currently TA Liquidation Corp.), are attached hereto as Exhibits 3.5 and 10.24, respectively, and incorporated herein by reference.

     At the time of the acquisition, the Company elected John Raos, the President and Chief Operating Officer of US Industries, Inc., to a position on its Board of Directors. The Company intends to continue to use the acquired assets in connection with the manufacturing, marketing and distributing of the Armour(TM) line of golf clubs.

     The Company obtained funds for the Cash Payment pursuant to a Loan and Security Agreement (the "Loan Agreement") among the Company, TearDrop Acquisition Corp. and CoreStates Bank, N.A. ("CoreStates"), a copy of which is attached hereto as Exhibit 10.26 and incorporated herein by reference. Pursuant to the Loan Agreement, CoreStates has provided an $18 million revolving credit facility (the "Credit Facility") to the Company to finance the asset acquisition and the Company's working capital and general corporate expenditures. The Company drew down $10 million under the Credit Facility to fund the Cash Payment. Funds extended pursuant to the Credit Facility accrue interest at the prime rate minus 1/2% per annum or LIBOR plus 2% per annum. The Credit Facility is collateralized by substantially all of the assets of the Company, including the assets acquired in connection with the acquisition. The Loan Agreement contains restrictions on certain of the Company's activities, including, but not limited to, the payment of dividends, redemption of securities and the sale of assets outside the ordinary course of the Company's business.

     The Company also entered into a Registration Agreement (the "Registration Agreement") pursuant to which the Company agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission registering the sale of the shares of Common Stock, the Series A Preferred Stock and the shares of the Company's common stock into which the Series A Shares are convertible and use its best efforts to have the Registration Statement declared effective no later than February 28, 1998. A copy of the Registration Agreement is attached hereto as Exhibit 10.25 and is incorporated herein by reference.

     The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Acquisition Agreement, the Registration Agreement, the Loan Agreement and the Certificate of Designation, copies of which are attached hereto as Exhibits, 10.24, 10.25, 10.26 and 3.5, respectively.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.         Description
          -----------         -----------

          3.5                 Certificate of Designation of Series A Cumulative
                              Convertible Preferred Stock
          10.24*              Property Lease dated August 10, 1997 between the
                              Company and Dolo Realty Co.
          10.25               Asset Purchase Agreement
          10.26               Registration Agreement
          10.27               Loan and Security Agreement

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed by the Registrant during the quarter ended September 30, 1997.

----------
* Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 (File No.333-14647) and incorporated herein by reference.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEARDROP GOLF COMPANY


Dated:  November 19, 1997                    /s/ Rudy A. Slucker
                                 ----------------------------------------------
                                 Rudy A. Slucker, President and Chief
                                 Executive Officer (Principal Executive Officer)


Dated:  November 19, 1997                     /s/ Joseph Cioni
                                 ----------------------------------------------
                                 Joseph Cioni, Vice President of Finance and
                                 Chief Financial Officer (Principal Financial
                                 and Accounting Officer)