Form 10KSB40
period 1997-12-31
TEARDROP GOLF CO
filed 1998-04-07
CIK 1025566

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997
Commission File Number: 0-29014

                              TEARDROP GOLF COMPANY
                 (Name of Small Business Issuer in its Charter)

           Delaware                                               52-105660
           --------                                               ---------
(State or Other Jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

      1080 Lousons Road
      Union, New Jersey                                           07083
----------------------------------------                        ---------
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code: 800-829-7888

  Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:


   Title of Class                     Name of each exchange on which registered:
        None                                              None
----------------------                ------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Registrant's revenues for its most recent fiscal year were $9,624,000

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.)

                        $13,969,000 as of March 31, 1998

Number of shares of common stock outstanding as of March 20, 1998: 2,654,857 Transitional Small Business Disclosure Format: Yes |X| No |_|

PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT ON FORM 10-KSB: Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be filed prior to April 30, 1998 are incorporated by reference in Part III
------------------------------------------------------------------------------

==============================================================================

                                     PART I

Item 1. Description of Business

General

      TearDrop Golf Company (the "Company" or "TearDrop") designs, develops and markets throughout the world high-quality, premium priced golf clubs, including its (a) TearDrop line of putters; (b) its Armour line of irons and woods; and
(c) its Ram line of irons, woods, and wedges; and (d) Zebra putters. The TearDrop, Armour and Ram lines of product are used by professional golfers on the Professional Golf Association ("PGA") Tour, the Senior PGA Tour, the Ladies PGA Tour and the Nike Tour. In addition, the Company operates a professional developmental golf tour for aspiring PGA Tour players.

      The Company completed an initial public offering of its Common Stock and warrants to purchase Common Stock in December 1996. In January 1997, the Company commenced its extensive marketing and advertising campaign. The Company has produced and aired a variety of television commercials. The Company also has aired its feature "The TearDrop Putt of the Week" on the Golf Channel at various times on a weekly basis. The Company' print advertisements have appeared in several magazines including Golf Illustrated and Senior Golfer during the months from May through December. Finally, the Company has enlisted over 30 golf professionals to promotional agreements, including Tommy Tolles, Tommy Armour III, Omar Uresti, Tom Byrum, Paul Goydos, George Archer and Jan Stephenson.

      On October 31, 1997 TearDrop Golf Company acquired the assets of Pro Golf Promotions, LLC. The acquisition gave TearDrop the former Powerbilt Golf Tour, a professional development tour for aspiring PGA Tour players, as well as an experienced tour-management team. The tour was immediately renamed "The TearDrop Professional Golf Tour."

      In November 1997, the Company acquired the assets of the Tommy Armour Golf Company from U.S. Industries for common stock, preferred stock and cash valued at approximately $22.4 Million. With the acquisition, the Company expanded its operations to include a full line of golf clubs and golf equipment.

      In December 1997, the Company acquired the assets of the Ram Golf Corporation for common stock and cash and assumption of certain liabilities with a value of approximately $4.0 Million. With the acquisition of the Ram assets, the Company's product line was expanded to include Ram irons, woods, wedges and Zebra putters.

Products

TearDrop Putter

      The TearDrop putter was first introduced in 1993 and the Company currently manufactures and markets 12 putters. The Company's TearDrop putters are manufactured with the Company's exclusive roll face technology, distinguishing them from most other putters, which have a standard flat face. The Company believes that with a standard flat faced putter, if a golfer twists his wrist forward, he will tend to hit the ball down into the green, causing it to bounce slight as it ravels forward. This slight bounce tends to alter the true trajectory of the ball rolling towards the cup. With the same standard flat faced putter, if the golfer twists his writs backward, he will tend to impart backspin on the ball, causing it to skid slight as it begins to roll, also affecting this true trajectory. In both cases, the problem is especially pronounced on long putts, when the ball is struck hard. The TearDrop putter, however, is designed to strike the ball directly on or slightly above the center of the ball, which is intended to eliminate most skidding and develop a high overspin, resulting in a superior roll for a more precise shot. The rounded barrel of the TearDrop roll face putter is designed to keep ball-to-club contact and the angle of impact constant.

      During assembly, the TearDrop putter is balanced by hand using the Company's face weighting system to provide uniform weighting across the face of the putter, providing for a larger "sweet spot." The weighting system is designed to allow a golfer to strike the ball on a straighter line rather than with a semi-circular motion, also encouraging a steadier, more constant stroke. In addition, the heavy milled aluminum-titanium ally head is designed to slow a golfer's backswing and encourage acceleration all the way through the moment of impact. The TearDrop design, with its rounded fin, is also designed to help prevent subbing of the club on the swing and follow-through.

      Each of the TearDrop putter models incorporates variations of the roll face into different putter designs to accommodate golfers' varying tastes, preferences and habits. The original TearDrop design was invented by one of the Company's founders and further developed by its current management. The designs for the subsequent models were developed by the Company with assistance and input form its touring professionals, its component manufacturers and independent design consultants. The Company does not have any agreements with golf club designers, but believes that with the acquisition of the Tommy Armour Golf's research and development organization, new designs will be developed that further improve the roll face design.

Armour Products

      Armour golf clubs are designed, manufactured and marketed to be the highest quality equipment available targeted to the serious golfer, combining the best of traditional design with the latest in technology.

845s Irons

      The Company currently manufactures its premium line of Armour 845s irons. Originally introduced in 1987, the 845s Silver Scot irons are one of the most well known irons in modern golf history, familiar and respected among consumers and retailers. Capitalizing on the history and success of the 845s Silver Scot franchise, the Company now offers two new contemporary versions of the modern 845s Silver Scot classic: the 845s Oversize and 845s Titanium

845s Silver Scot

      TearDrop Golf continues to offer the original 845s Silver Scot. With its traditional shaping, the 845s has appealed to the better player and the traditional golfer. The Company believes that the clean, square, and simple shape was attractive to players that inspired shotmaking and confidence. The 845s is cavity balanced, a concept utilized by Tommy Armour Golf in which the center of gravity is located precisely in the middle of each clubface throughout the set. With both perimeter weighting and progressive offset, the 845s Silver Scot created increased stability and more offset in the long irons which help improve a player's golf shot.

845s Oversize

      The 845s product line features the original 845s classic shape combined with the latest oversize technology for irons. The 845s Oversize was developed with the combination of the best features of the original 845s Silver Scot and the 855s Golden Scot. The 845s Oversize is intended to provide the performance, playability, and proven technological benefits demanded by better players. With the oversize technology, golfers should realize an enlarged sweetspot and improved clubhead stability on off-center hits. The 845s Oversize maintains the traditional blade shaping that displays appealing lines to inspire confidence at address. Along with cavity balance and perimeter weighting, golfers should realize increased forgiveness and stability on all golf shots.

845s Titanium Face

      To capitalize on the superior benefits of titanium, Armour has developed the 845s titanium face insert irons, an oversized stainless steel clubhead with a titanium face insert. The 845s titanium is designed to take advantage of the lightweight properties of titanium in the face insert, coupled with the more dense stainless steel in the perimeter of the iron so that forgiveness and stability of the club is increased. Armour's 845s titanium face irons differs from other competitive titanium face insert irons in that the 845s titanium face iron has a complete stainless steel body and a titanium insert. Some other titanium face insert irons have only a stainless steel frame with a titanium insert which can create negative vibration and an imprecise insert fit. In addition, the 845s titanium face insert is as long as the scorelines of the club, enabling more dense stainless steel in the perimeter of the iron intended to provide increased forgiveness. Certain other competitive models have a titanium face insert that stretches across the entire face detracting from the most efficient perimeter weighting.

845s Original for Women

      Armour has designed and developed an 845s product tailored specifically to the women's market segment Offering the same 845s feature characteristics. The 845s original for women was developed with shafts and grips specifically tailored to the women's golf swing and physique.

      All men's and women's 845s irons are available in steel and graphite shafts.

845s Junior Set

      To appeal to the growing junior market, Armour offers a 845s junior set. Targeted to the 10-14 age group, the set features four irons, a putter and a driver. The package includes a nylon carry bag and a fur headcover.

845s Woods

      To compliment the 845s iron sets, Armour offers the 845s titanium face woods. The oversize wood has been designed with a lighter weight titanium face insert, intended to accentuate perimeter weighting and stability. The traditional shaping of the wood inspires confidence, and with the four-way cambered sole, the fairway woods are playable from a variety of lies and turf conditions. 845s woods are available in a driver, 3-wood, and 5-wood with the G Force 3.3 Tour Series graphite shafts.

Ram Products

      Ram manufacturers and markets a complete line of high end, quality golf clubs, including irons, woods, putters and utility clubs. In addition, it markets a line of golf accessories including golf bags, golf gloves, head covers and caps.

Ram Irons

      The Company offers four different Ram iron club models, the Tour Grind muscle back blade, the Tour Grind cavity back blade, the Oversize stainless steel model and the Oversize nickel model, all under the FX umbrella trademark.

      The FX Tour Grind is fully custom built to fit a golfer's swing and game. The Tour Grind iron has been recently redesigned and improved. It is re-engineered in a proprietary soft feel nickel metal that is softer than forged carbon steel heads. The classic muscle-back model has been increased in size by 4% and the perimeter weighted cavity-back model is 8% larger with greater blade length, but still with the same appearance as the club has had in the past. Both models are available in steel shafts and graphite shafts.

      The FX Stainless Steel Oversize irons are offered for the higher handicap golfers in an economical price range. They have full cavity surround weighting with a wider contoured sole and power offset. The FX Nickel Oversize irons have a soft nickel formula for the mid handicap golfer and is larger than the stainless model with more hitting area. Both models are offered for men, ladies and seniors.

Ram Woods

      The Company offers two models of woods, the FX Oversize model and the Big Eye Ti(TM) model. The FX Oversize is a full perimeter weighted stainless steel wood with more effective hitting surface that results in optimum trajectory and ball carry for maximum distance and performance The Big Eye Ti is very playable and easy to hit with a classic design that places the center of gravity deeper and lower in the head. Its head is 260cc and the shaft is 45 inches long and
11.2 ounces. It comes with Ram's exclusive X-grip(R) and a POWERlite 55 gram,
3.5 torque graphite shaft.

Ram Nickel Wedges

      The Company offers a full line of Nickel wedges in both Classic and Troon models. The nickel compound offers a softer feel than forged carbon steel and it delivers a more consistent and solid feel at ball contact. It enhances a player's touch, control and finesse around the green.

Zebra Putters

      The Company offers the Zebra line of putters that is available in four basic models, the Classic, the Deep-face, the Camber-Sole and the Wizard(R) 600 line. It is custom hand build with the Zebra design, the renowned face-balancing and exclusive Z-Bend shaft. It comes with the Ram X-Grip and the exclusive weight adjustable classic model. The Company does not sell Zebra insert putters.

TearDrop Professional Golf Tour

      The Company conducts approximately 44 golf events over twelve months, primarily in the southeast section of the United States, from Florida to Virginia under the name of The TearDrop Professional Golf Tour. Nearly 1,000 professional golfers will compete on this tour in 1998 for total prize money exceeding $1.8 Million. Tournaments are held mid-week, in two-day, three-day, and four-day formats.

      The tour is intended by the Company to serve as a way to introduce TearDrop , Armour and Ram products to future professional golfers. Studies show that brand usage at an early stage is instrumental in creating long-term brand loyalty. While some TearDrop Tour players graduate to the PGA Tour, others return to their home course pro-shops as head golf professionals where they may have influence over purchasing and inventory. The TearDrop Tour provides the Company and its sales representatives with direct access to these pro-shops. In addition, the tour, from time to time, conducts Monday/Club-Pro only events exclusively for club professionals.

Sales and Marketing

      Advertising and Promotion. In January 1997, the Company commenced its extensive marketing and advertising campaign for the TearDrop putter. In February, the Company's 30-minute television infomercial began being aired in selected locations throughout the country The Company continued airing the infomercial through the summer and fall of 1997. The Company also began to air a 60-second version of the infomercial in April 1997. The Company has also produced and aired standard television commercials and increased substantially the number of commercials that appear on numerous broadcast and cable channels in April, May and June 1997. The Company has entered into an advertising agreement with the Golf Channel which commenced on January 1, 1997 and ends on December 31, 1998. Pursuant to this Agreement, the Company broadcasts commercial advertising during, and sponsors certain television programming produced by the Golf Channel. The Company has begun airing its feature, "The TearDrop Putt of the Week" on the Golf Channel at various times on a weekly basis. The Company has agreed to purchase no less than $770,000 in advertising from January 1, 1997 through December 31, 1998.

      The Company uses various forms of media, including print advertising campaigns, to market and promote its products. In the United States, the Company concentrates its print advertising in golf magazines such as Senior Golf, Golf Tips and Golf Illustrated and in trade magazines such as Golf Shop Operations.

      Marketing support for the Armour brand will be focused on promoting both the 845s Oversize and 845s Titanium face insert. The marketing campaign will focus on the conversion of the half million golfers who have purchased Armour 845s and 855s to the new improved Armour 845s. The Company intends to support an aggressive national print and television campaign. Print ads will run in golf publications such as Gold Digest, Golf Magazine, Golf World and Golf Week. Over the course of 1998, the Company anticipates that it will spend approximately $15 million in sales and marketing to promote the 845s.

      The Company also promotes its products with trade and consumer promotions and demo days at golf courses. Ram clubs were promoted to the consumer with a free golf bag offer. Retailers are provided with point of purchase material and samples.

      In addition, the Company promoted its product line with touring professional endorsements, such as Tom Watson, and a playing bonus for the Zebra putter. The Company had approximately 20 tour wins with players using its product.

      Nationwide Distribution Network. The Company markets its products through Company-owned sales representatives to on-course golf pro shops, off-course specialty golf shops, and upscale sporting good stores. The Company employs approximately 40 persons in its domestic sales division who are responsible for all TearDrop Golf Company brands, including Armour, Ram, TearDrop and Zebra.

      Internationally, the Company has an operations and sales force in Canada and the United Kingdom and utilizes independent distributors in other major golf countries. Sales of products to international customers were approximately 15% of the Company's total sales on a proforma combined basis.

      The Company's domestic sales division focuses on building and managing strong relationships with key customers on managing the field marketing effort and account merchandising of the Company's products within the local territory.

      Endorsements. The Company believes that the endorsement of its products by touring professional golfers is an important feature of its overall marketing effort. A group of touring professionals, including Tommy Tolles, Tommy Armour III, Paul Goydos, Tom Byrum, Omar Uresti, George Archer, a former Masters champion, P.J. Cowan, Jan Stephenson and other professionals currently use or endorse the Company's products. The agreements with the company's professionals generally are for one to three year terms and provide for certain payments by the Company to the touring professionals in consideration for their using the Company's products and bonuses based on tournament performance. The company has also granted options to purchase common stock of the Company and may grant additional options in lieu of or in addition to such performance bonuses. The Company's obligation under endorsement agreements in place at March 15, 1998 provides for the payment of a minimum of approximately $1,900,000 through December 31, 1998. The Company has instituted a "Player Pool" program, under which the Company will provide rewards on a weekly basis to professional players who win tournaments using the Company's golf clubs.

      Product Warranties. The Company supports its golf clubs with a lifetime quality guaranty, entitling the purchaser to return the clubs for repair or replacement. The Company has not experienced a material level of product warranty claims.

      Assembly.

      The Company assembles all of its products at its 95,000 square foot office, manufacturing and warehouse facility in Morton Grove, Illinois. Stainless steel and titanium aluminum clubheads are cast or forged by outside suppliers generally utilizing Company-owned tooling and are inspected on-site by Company representatives. Production personnel receive and review incoming components, such as steel and graphite shafts and grips, most of which are supplied to the proprietary specifications of the Company. All assembly operations, including painting, stenciling and the application of all trade dress, are completed at the Morton Grove facility, which include finishing and warehousing facilities, from which finished clubs are shipped. The Company performs numerous visual and machine inspections at various points along the assembly process, intended to detect any non-conforming clubs or subassemblies.

      The Company relies on a limited number of suppliers for materials and clubheads. The Company's primary putter clubhead manufacturer manufactures club heads at its facilities using equipment leased by the Company and provided to the manufacturer. The Company's iron and driver head manufacturer are located in the Far East. While management believes that alternative sources of supply either exist or could be developed, in the event that it should lose its present sources of supply for these materials and components, or experience delays in receiving delivery from such sources, the Company would sustain at least temporary shortages of materials and components, which could have a material adverse effect on the Company's operating results.

New Club Development

      The Company's product development effort is directed by individuals consisting of a cross-functional selection of marketing, sales, tour and operations. Input is also obtained from vendors, PGA tour players, and larger key accounts at strategic times to review possible product introductions. These selected individuals ensure that the highest level of innovation is accomplished which provides instant appeal and long term user satisfaction. The product engineering group provides the detail and develops the processes necessary to accomplish the desired innovation.

      The product development approach focuses on developing new designs, new technologies and new methods of manufacturing. The new product development team strives to achieve the highest consumer values for the Company's products by optimizing performance and providing uniqueness through extensive engineering.

Competition

      The Company competes in the premium-priced segment of the golf club manufacturing industry. The market for premium-priced golf clubs is highly competitive and a number of established companies compete in this market, many of which have substantially greater financial and other resources than the Company. The Company's competitors are well known and recognizable names in the marketplace and include Callaway, Ping, Taylor-Made, Titleist, Cobra, Mizuno and other recognizable names in the golf industry, many of which are more well known than the Company and its products. Several of these competitors, including Callaway and Fortune Brands, which owns Taylor Made and Titleist, have substantially greater financial and other resources than the Company and have substantially greater market share. The Company also competes with numerous smaller, specialized companies than may compete effectively on a regional basis.

      The golf club industry is generally characterized by rapid and widespread imitation of popular golf club designs pioneered by new or existing competitors. Occasionally, new market entrants may develop innovative club designs which meet with acceptance from golf club purchasers, leading to unanticipated changes in consumer preferences. Many purchasers of premium-priced game-improvement clubs desire golf clubs that feature the latest technological innovations and cosmetic designs and their purchasing decisions are often the result of highly subjective preferences which can be influenced by many factors, including, among others, advertising, media and product endorsement. The Company could therefore face substantial competition from existing or new competitors that introduce and successfully promote golf clubs perceived to offer performance advantages and greater aesthetic appeal. The Company faces competition on the basis of price, reputation and qualitative distinctions among available products. In addition, there are several manufacturers that do not currently compete with the Company that could pose significant competition if they were to enter the market of premium-priced high-quality clubs.

Regulatory Matters

      The design of new golf clubs is greatly influenced by rules and interpretations of the USGA. Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new clubs to assure compliance with USGA standards. To the extent that the Company's clubs are ruled ineligible by the USGA standards, professional golfers, including the Company's paid touring professional golfers, will be unable to use the clubs and even non-professional golfers will likely be unwilling to purchase them. The Company believes that its clubs all comply with USGA standards. No assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of the Company's products.

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

Employees

      At December 31, 1997, the company had 239 full-time employees engaged in manufacturing and assembly, sales support and in management and administration.

Proprietary Rights

      The Company relies on a combination of patents, trademark and trade secret protection to establish and protect the proprietary rights it has in its products. The Company owns a variety of trademarks protecting its rights to the TearDrop, Tommy Armour, Ram and Zebra names and marks. No assurances can be given that any of such proprietary rights will protect the Company from competitive practices of others.

Acquisition of Assets of Tommy Armour Golf Company

      On November 10, 1997, the Company, through its newly formed, wholly owned subsidiary, currently named Tommy Armour Golf Company ("Tommy Armour"), acquired substantially all of the assets (the "Acquisition") of Tommy Armour Golf Company, a Delaware corporation (currently named TA Liquidation Corp.), Tommy Armour Golf (Scotland) Ltd. and the golf operations of USI Canada Inc., an Ontario corporation, (collectively, the "Sellers"). The Company acquired the assets for a purchase price consisting of (i) $10 million in cash (the "Cash Payment"), (ii) 100,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") having a redemption value of $10,000,000 and (iii) 1,000,000 shares of the Company's common stock, par value $.01 per share, subject to certain post closing adjustments. On March 31, 1998, the Company and the Sellers entered into an agreement pursuant to which the Company and the Sellers agreed upon certan adjustments to the purchase price in settlement of certain disagreements relating to post-closing adjustments. Under the agreement, the Cash Payment was increased to $11.6 million and the number of shares of Common Stock was reduced to 175,000.

      The Series A Preferred Stock is entitled to cumulative dividends at 6% per annum for the first year after issuance, 7.5% per annum for the second year after issuance and 9% per annum thereafter, subject to certain increases if the Company is unable to comply with its obligations under the Registration Agreement described below. The Company is subject to certain restrictions with regard to the payment of dividends or distributions or other classes of stock. The Series A Preferred Stock is convertible into shares of Common Stock at any time at the rate of $7.50 per share, subject to adjustment under certain conditions. The Series A Preferred Stock shall rank with respect to dividends and with respect to distributions upon the liquidation, dissolution or winding up of the Company, senior to all classes or series of common stock, preferred stock or other securities of the Company. Holders of the Series A Preferred Stock shall not be entitled or permitted to vote except as otherwise required under Delaware law. However, the Certificate of Designation for the Series A Preferred Stock contains certain restrictions on the activities of the Company without the approval of holders of a majority of the shares of Series A Preferred Stock including, but not limited to, creating, authorizing or issuing any classes of stock that rank senior to or on a parity with the Series A Preferred Stock or certain capital transactions involving mergers, acquisitions or dispositions of a material nature, or taking such action as might adversely affect the rights of the holders of Series A Preferred Stock. In the event of a default by the Company on any of its obligations under the Certificate of Designation for the Series A Preferred Stock or under the Asset Purchase Agreement, then the holders of a majority of the shares of Series A Preferred Stock then outstanding, voting or consenting, as the case may be, separately as a single class, shall thereupon have the exclusive right to elect a majority of the Board of Directors at any annual or special meeting of stockholders or at a special meeting of holders of the Series A Preferred Stock. On November 10, 2002, the Company shall redeem from any source of funds legally available therefore, all of the shares of the Series A Preferred Stock then outstanding at a price of $100 per share of Series A Preferred Stock, subject to adjustment under certain conditions, plus any accrued and unpaid interest. The Certificate of Designation for the Series A Preferred Stock restricts the Company from entering into any agreement that would prohibit or restrict its ability to redeem the Series A Preferred Stock or pay dividends when due except under certain circumstances. In addition, the Company is required, in connection with the consummation of any public or private issuance or sale of debt or equity securities of the Company or any of its subsidiaries for cash or partially for cash, simultaneously with the receipt of the cash proceeds of such transaction, to apply 70% of the net cash proceeds therefrom to the pro rata redemption of then outstanding Series A Preferred Stock.

      The Company obtained funds for the Cash Payment pursuant to a Loan and Security Agreement (the "Loan Agreement") between the Company and CoreStates Bank, N.A. ("CoreStates"). Pursuant to the Loan Agreement, CoreStates has provided an $18 million revolving credit facility (the "Credit Facility") to the Company to finance the Acquisition and the Company's working capital and general corporate expenditures. The Company drew down $10 million under the Credit Facility to fund the Cash Payment. Funds extended pursuant to the Credit Facility accrue interest at the prime rate minus 1/2% or LIBOR plus 2% per annum. The Credit Facility is secured by substantially all of the assets of the Company, including the assets acquired in connection with the Acquisition. The Loan Agreement contains restrictions on certain of the Company's activities, including, but not limited to, the payment of dividends, redemption of securities and the sale of assets outside the ordinary course of the Company's business. The Loan Agreement also provides that the Company meet certain financial covenants. At December 31, 1997, the Company was in violation of such covenants and has obtained waivers from CoreStates with respect thereto. The Company is still not in compliance with such covenants and no assurance can be given that the Bank will continue to waive such covenant defaults in the future.

      The Company also entered into a Registration Agreement (the "Registration Agreement") pursuant to which the Company agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission registering the sale of the Common Shares, the Series A Preferred Stock and the shares of the Company's common stock into which the Series A Preferred Stock are convertible and use its best efforts to have the Registration Statement declared effective as soon as possible after the date hereof.

Acquisition of RAM Golf

      On December 29, 1997 (the "Closing Date"), the Company, through its newly formed, wholly-owned subsidiary then known as TearDrop Ram Golf Company (now known as Ram Golf Corporation) ("RGC"), acquired substantially all of the assets of Ram Golf Corporation, a Delaware corporation (currently named JRH Golf Corporation) ("JRH") including the stock of Ram Golf UK, Ltd., a UK corporation. The Company acquired the assets for a purchase price consisting of (i) $2,668,009 in cash (the "Cash Payment"), (ii) 83,007 shares of the Company's common stock, to be held in escrow for disposition by the escrow agent in accordance with a certain Inventory Escrow Agreement dated as of December 29, 1997 and subject to an audit of JRH to be conducted within 60 days of the Closing Date, (iii) 100,000 shares of the Common Stock to be held in escrow subject to the satisfaction of certain product delivery obligations for April 1998, (iv) 4,350 shares of Common Stock and (v) a Warrant to purchase 50,000 shares of Common Stock (the "Warrant").

      The Company obtained funds for the Cash Payment pursuant to the CoreStates Loan Agreement, which was amended at the time to provide for revolving credit facility equal to the lesser of (i) the sum of 65% of the Company's eligible accounts plus 65% of the Company's eligible inventory or (ii) $25 million (the "Credit Facility") to the Company to finance the Acquisition and the Company's working capital and general corporate expenditures. The Company drew down an additional $2,668,009 under the Credit Facility to fund the Cash Payment.

      The Warrant entitles JRH to purchase from the Company 50,000 shares of Common Stock at a price of $6.625 per share at any time or from time to time during the period from December 29, 1997 to December 29, 2002.

      The Company also entered into a Registration Agreement (the "Registration Agreement") pursuant to which the Company agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission registering the sale of the Common Stock and use its best efforts to have the Registration Statement declared effective no later than June 30, 1998.

Item 2.

Description of Property

      The Company owns 965,000 square feet of office, manufacturing and warehouse and distribution space in Morton Grove, Illinois. The Company conducts its assembly, warehouse and distribution activities from these facilities. The Company occupies 20,000 square feet of office and warehouse space in Union, NJ, under a five-year lease agreement between the Company and Dolo Realty which terminates in August, 2002. The aggregate minimum rental payments under the lease for the years ending December 31, 1998 and 1999 are $75,000 and $76,666 respectively. During 1997, the Company conducted its TearDrop putter assembly, warehouse and distribution activities from this location as well as its corporate headquarters activities. Upon the acquisition of Tommy Armour Golf in November 1997, the Company transferred its putter assembly, warehouse and distribution activities to the Morton Grove, Illinois location. As a result, the Union, New Jersey location is used solely for corporate activities. The Company is actively seeking to sub-lease the Union, New Jersey location and move the corporate headquarters to a smaller location in the same New York metropolitan area.

      The Company also uses an outside warehouse for storage of larger, bulk inventory items such as golf bags. The arrangement with the warehouse is month-to-month and the rental and storage charges are directly related to the amount of inventory being stored each month.

Item 3. Legal Proceedings.

      An action was served upon the Company in the Eastern District of Pennsylvania on February 28, 1998 entitled "Izett Manufacturing, Inc., Plaintiff, vs. RAM Golf Corporation, JRH Corporation, Laser Golf Corporation, TearDrop Golf Company and TearDrop RAM Golf Company, Defendants." seeking damages of $12 million. The claim relates to an agreement assumed by the Company in December 1997 in connection with the acquisition of the assets of RAM Golf Company. The Company believes that it has valid defenses to such claim and intends to defend the claim vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Market Information: Since the effective date of the Company's registration statement on December 19, 1996, the Company's Common Stock and Redeemable Common Stock Purchase Warrants ("Warrants") have been traded on the Nasdaq SmallCap Market under the symbol "TDRP" and "TDRPW", respectively. The following table shows the range of closing bid prices for all quarters that the Company's securities have been publicly traded. These amounts, which have rounded to the nearest eighth, represent quotations between dealers and do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

              Common Stock
              Quarter Ended                   High         Low
              -------------                   ----         ---
              December 31, 1996              $5 3/4       $4 3/4
              March 31, 1997                 $6 1/4       $3 15/16
              June 30, 1997                  $4 1/2       $2 3/8
              September 30, 1997             $5 11/16     $2 1/16
              December 31, 1997              $7 7/16      $4 1/4

              Warrants
              Quarter Ended                   High         Low
              -------------                   ----         ---
              December 31, 1996              $1 1/4       $1
              March 31, 1997                 $1 1/2       $3/4
              June 30, 1997                  $15/16       $1/2
              September 30, 1997             $1 7/16      $1/4
              December 31, 1997              $2 5/16      $1 1/16

      Holders: As of March 20, 1998, the Company believes that there were in excess of 400 beneficial holders of its shares of Common Stock. There is one holder of the Company's Series A Preferred Stock.

      Dividends: The Company has never declared or paid dividends on its Common Stock and does not intend to pay dividends in the foreseeable future. The payment of dividends by the Company is restricted pursuant to the Loan Agreement with CoreStates and under the Certificate of Designation of the Company's Series A Preferred Stock. See "Item 1 - Description of business Acquisition of Tommy Armour Golf Company" and "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations Capital Resources and Liquidity."

      Nasdaq Small Cap Market Listing Criteria: In September 1997, The Nasdaq Stock Market adopted revised continued listing requirements for companies that have securities trading on the Nasdaq Small Cap Market. In order to maintain continued listing on the Nasdaq Small Cap Market, the Company must maintain either net tangible assets of $2 million, a market capitalization of $35 million or net income in its last fiscal year of $500,000. Net tangible assets is defined by Nasdaq to be total assets, excluding goodwill minus total liabilities. As of September 30, 1997, the Company did not satisfy any of these three criteria and has received a notice from Nasdaq informing the Company that its securities would be subject to delisting if it could not demonstrate compliance with Nasdaq's listing requirements. In response to such notice, the Company has provided to Nasdaq a written submission to the effect that at December 31, 1997, the Company believes that its net tangible assets (under the Nasdaq formula) exceeded the Nasdaq requirements, despite the Company's reported stockholder's deficiency. If Nasdaq were to determine that the Company nevertheless failed to meet these maintenance criteria, the Company's Common Stock or Warrants could be delisted and would no longer be eligible for quotation on Nasdaq and trading, if any, of the Common Stock and the Warrants would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of any such delisting, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's securities.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Overview

      The Company was incorporated under the laws of Delaware in September 1996. In October 1996, the Company merged with the TearDrop Putter Corporation, which was formed in 1992. The Company designs, develops, manufactures and markets throughout the world high-quality, premium priced golf clubs, including its (a) TearDrop line of putters; (b) its Armour line of irons and woods; (c) its Ram line of irons, woods and wedges, and (d) its Zebra putters. The Company's lines of products are used by golfers throughout the world, including professional golfers on the Professional Golf Association ("PGA") Tour, the Senior PGA Tour, the Ladies PGA Tour and the

Nike Tour. In addition, the Company operates a professional developmental golf tour for aspiring PGA Tour players.

      The Company introduced its first product, the TearDrop putter, in 1993 and commenced significant marketing and sales activities in 1994. The Company completed an initial public offering of its common stock in December 1996. In January 1997, the Company commenced a substantial television and print advertising campaign, including the production and airing of a television infomercial and a series of television commercials. The costs to produce and air the infomercial and television commercials was substantial and resulted in losses as the Company continued to roll out its advertising campaign in the first three quarters of 1997. The advertising campaign was intended to increase awareness and exposure of the Company's products as the Company did not believe that sales would increase at the same rate as expenditures.

      In the fourth quarter of 1997, the Company completed three acquisitions:

      (a) In October, the Company acquired the assets of Pro Golf Promotions, LLC, a professional developmental tour for aspiring PGA Tour players for 50,000 shares of the Company's common stock. The tour was immediately renamed "The TearDrop Professional Golf Tour".

      (b) In November, the Company acquired substantially all of the assets of the Tommy Armour Golf Company ("Armour") from U.S. Industries, Inc. for common stock, preferred stock and cash valued at approximately $22.4 million.

      (c) In December, the Company acquired certain assets and assumed certain liabilities of the Ram Golf Corporation ("Ram") for common stock and cash with a value of approximately $4.0 million.

      Neither Armour nor Ram were profitable in 1997 or 1996 and both businesses had substantial declines in sales from 1996 to 1997. Armour incurred losses of $19.1 million and $399,000 with sales of $32.0 million and $56.2 million for its fiscal years ended September 30, 1997 and 1996, respectively and Ram incurred losses of $4.1 million and $307,000 with sales of $14.0 million and $19.4 million for the years ended December 31, 1997 and 1996, respectively.

      Since the acquisitions were completed, the Company has devoted substantial efforts to reduce costs, eliminate unprofitable product lines and focus on marketing of high quality products. However, there can be no assurance that the Company will be able to operate the combined enterprises successfully or reverse the history of losses that each of the Company, Ram and Armour have incurred in the past.

      The Company believes that an important element for increasing awareness and demand for its golf clubs is the building of a corps of touring professional golfers that will endorse, use and win with the Company's clubs. Accordingly, as an integral part of its marketing strategy, the Company continually seeks to obtain professional endorsements of its clubs. The Company has entered into endorsement agreements, of up to three years, with professional players on the PGA Tour, the Senior PGA Tour, the Ladies PGA Tour, the Nike Tour and players on foreign tours which provide for base payments in consideration of the use of the professionals' names in connection with the marketing of the Company's clubs and the use of the clubs by such professionals in tournament play. In addition, bonus payments that could be substantial may be made based upon tournament performance, standings on the official money list, and being named to the Ryder Cup or President Cup teams. The Company has granted stock options to certain of its endorsing professionals and intends to continue to do so in the future. During 1997, the Company recorded compensation expense of $97,000 in connection with the grant of such options on the date of grant. On January 1, 1998, the Company granted additional options to golf professionals with respect to which the Company also expects to record a charge to earnings. The effect of a particular professional's endorsement on the successful marketing of the Company's clubs, and the heightening of awareness of the Company's name, may be directly related to the success of such professional in tournament play. The Company, however will be required to compensate a professional whether or not he or she is successful. For 1998, the Company has entered into endorsement agreements which will require the payment of a minimum of approximately $1.9 million should each of the professionals use and endorse the Company's products as provided in the agreements. In addition, the Company anticipates that it will devote substantial capital to advertising and marketing during the next year.

      The Company maintains an in-house research and development and design department. In addition, the Company works closely with component manufacturers, independent design consultants and the Company's endorsing golf professionals in the design and development of new products and product improvements. The ability of the Company to introduce new products or product improvements is directly related to the efforts and success of this research and development effort.

      The Company does not manufacture the components required to assemble its golf clubs, relying instead on a number of component suppliers, both domestic and foreign. The Company's success in assembling its products will be dependent, in part, on maintaining its relationships with its existing suppliers and developing relationships with new suppliers.

      The Company believes that there are readily available alternative sources for each of the components comprising its clubs, although there can be no assurance of this. Any significant delay or disruption in the supply of components from the Company's suppliers or any quality problems with the supplier's components would delay the Company's delivery of finished products and adversely affect current sales and could adversely affect future sales potential if customers lose faith in the Company's ability to deliver a high-quality product on a timely basis. Further, given the highly seasonal nature of the golf equipment industry, such adverse effect would be exacerbated should any such supply delay or quality problem occur immediately prior to or during the six-month period ending June 30 (the period during which sales of golf equipment have historically been the highest).

      Results of Operations

      Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      The Company had sales of $9,624,000 for the year ended December 31, 1997 compared to sales of $847,000 for the year ended December 31, 1996, an increase of $8,777,000 or approximately 1036%. Sales from the TearDrop putter line were $2,815,000 in 1997 compared to $847,000 in 1996, an increase of 232%, which reflects the effects of the advertising campaign initiated in 1997 following the initial public offering and the resulting acceptance of the TearDrop putter in the marketplace. Sales of Armour products, following the acquisition in November 1997, were $6,809,000, which represented primarily products that have been discontinued and will not be marketed on a substantial basis in the future.

      Cost of sales were $7,543,000 (78.4% of sales) for the year ended December 31, 1997, compared to $407,000 (48.1% of sales) for the year ended December 31, 1996, an increase of $7,136,000. The increase in cost of sales as a percentage of sales reflected the high cost of the Armour products that were sold during December, generally for reduced prices. Gross margins on the TearDrop line of products increased from 52% in 1996 to 69% in 1997. The increase in gross margins is a result of a higher average selling price which lowered unit cost per product sold. Gross margins on the Armour line of products were 2.0% reflecting the sale of discontinued inventory at lower prices following the acquisition.

      Selling, general and administrative expenses were $11,106,000 for the year ended December 31, 1997 or 115.4% of sales, compared to $1,176,000 for the year ended December 31, 1996 or 139% of sales, an increase of $9,930,000. Of this increase, $3,222,000 is attributable to selling, general and administrative expense of the Armour operations from the date of acquisition. In addition, in 1997, the Company invested heavily in infomercial and advertising production and airtime costs in order to increase awareness of its product line. Also, because of the growth of the Company, additional sales, marketing, finance and administrative personnel were hired in the latter part of 1996 and in 1997. The Company also incurred expenses in moving its operating facilities in August 1997 from South Carolina to New Jersey. Selling, general and administrative expenses also includes $438,000 representing compensation expense representing the difference between the exercise price and the fair value of stock options to purchase 250,000 shares of Common Stock granted to Rudy Slucker, the Company's Chief Executive Officer, in December 1997.

      Interest expense, net of interest income, was $124,000 for the year ended December 31, 1997 compared to $174,000 for the year ended December 31, 1996. For 1997, the expense reflects the interest on the line of credit necessary to effect the Armour and Ram acquisitions, net of income from investment during the year, of funds obtained from the initial public offering. For 1996, the expense reflects interest on loans, principally from stockholders, until the initial public offering was completed.

      As a result of the increased expenses and costs related to the growth of the Company and the expansion through acquisition, the Company experienced a net loss of $9,149,000, or $4.10 per common share, for the year ended December 31, 1997 compared to a net loss of $910,000 or $1.15 per common share, for the year ended December 31, 1996.

      Tommy Armour Golf Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

      Tommy Armour Golf ("TAG") had sales of $32.0 million in the fiscal year ended September 30, 1997 ("Fiscal 1997") as compared to sales of $56.2 million in the fiscal year ended September 30, 1996 ("Fiscal 1996"), a decrease of 43%. This decrease is attributable primarily to the introduction by TAG of a new line of golf clubs in 1997, the Ti100's, and the cessation of production and marketing of all other product lines. The Ti100 line of clubs did not meet TAG's expectations in the marketplace, nor did it achieve widespread public acceptance, and as a result, sales revenues dropped off significantly.

      Cost of sales for Fiscal 1997 were $26.6 million, or 83.1% of sales, as compared to $29.0 million, or 51.6% of sales, for Fiscal 1996. Of this amount, approximately $4.1 million was attributable to reserves established for returns of the Ti100 clubs, approximately $3.0 million for reserves for obsolescence on the Ti100 and other product lines, $1.5 million due to inefficiencies and variances in production of the Ti100 in the TAG manufacturing facility and the remainder of the difference due primarily to product mix and lower margins on products sold in Fiscal 1997 as compared to those products sold in Fiscal 1996.

      Selling, general and administrative and research and development expense for Fiscal 1997 was $35.4 million (110% of sales) as compared to $25.2 million (44.8% of sales) in Fiscal 1996. The increase in $10.2 million is attributable to the marketing and advertising expense incurred in promoting the new Ti100 golf club and expenses incurred in connection with a restructuring of the TAG operation and resultant reserves established.

      Other expense, net for Fiscal 1997 was $1.4 million as compared to $2.6 million for Fiscal 1996. The primary reasons for the decrease were a reduction in interest charged to TAG by its parent of $.4 million from Fiscal 1996 to Fiscal 1997 and the receipt in Fiscal 1997 of transitional service income of approximately $.5 million which resulted from the sales during such period of a disposed of product line.

      As a result of the decreased sales and increased costs, TAG's pre-tax loss for Fiscal 1997 was $31.4 million as compared to a pre-tax loss of $.5 for Fiscal 1996.

      Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

      The Company had sales of $847,000 during the year ended December 31, 1996 as compared to sales of $1,057,000 during the year ended 1995, a decrease of approximately 20%. This decrease is attributable to difficulties initially encountered by the Company in developing the manufacturing molds for its new line of clubs introduced in late 1995, which resulted in the Company's inability to produce and deliver clubs during the important Spring 1996 buying season. Because of these delays, the Company was unable to fill orders until late into spring 1996, resulting in substantially reduced sales during the nine months ended December 31, 1996.

      Cost of sales was $408,000 ($48% of sales) during the year ended December 31, 1996 as compared to $549,000 (52% of sales) during the year ended December 31, 1995. This decline in costs is directly attributable to reduced sales during the first half of 1996 resulting from the difficulties encountered in developing necessary manufacturing molds. Because of the reduction in production during the year ended December 31, 1996, the Company had reduced machining and milling costs during such period. However, because the Company purchased the milling equipment necessary for the production of the golf club heads in April 1996, reducing the per-club manufacturing cost, there was a slight decline in cost of sales as a percentage of sales.

      During the year ended December 31, 1996, selling, general and administrative expenses were $1,176,000 (139% of sales) as compared to $943,000 (89% of sales) during the year ended December 31, 1995. This increase was attributable to the Company's overall growth, including the hiring of additional marketing and sales personnel and stepped up marketing activities.

      As a result of increasing expenses and costs relating to the growth of the Company, the Company experienced a net loss of $910,000, or $1.15 per common share, during the year ended December 31, 1996 and $542,000, or $.72 per common share, during the year ended December 31, 1995. The Company's inability to offset such increased costs and expenses by increasing its sales (as a result of the aforementioned production delays), resulted in the increase in net loss during the year ended December 31, 1996 as compared to the same period of the prior year.

      Liquidity and Capital Resources

      At December 31, 1997, the Company had net working capital of $15,435,000 and $17,261,000 was payable to CoreStates Bank under the line of credit described below. Nevertheless, the Company had total stockholder's deficiency of $1,795,000.

      Pursuant to a Loan and Security Agreement between the Company and CoreStates Bank, N.A. CoreStates provided a $25 million revolving credit facility (the "Credit Facility") to the Company to finance the acquisition of the assets of Tommy Armour and Ram and the Company's working capital and general corporate expenditures. The Company drew down $10 million under the Credit Facility to fund the cash payment for Armour and $2,668,009 under the Credit Facility to fund the cash payment for Ram. Funds extended pursuant to the Credit Facility accrue interest at the prime rate minus 1/2% or LIBOR plus 2% per annum. The Credit Facility is secured by substantially all of the assets of the Company, including the assets acquired in connection with the Acquisition. The Loan Agreement contains restrictions on certain of the Company's activities, including, but not limited to, the payment of dividends, redemption of securities and the sale of assets outside the ordinary course of the Company's business. The Loan Agreement also provides that the Company meet certain financial covenants. At December 31, 1997, the Company was in violation of such covenants and has obtained waivers from CoreStates with respect thereto. The Company is still not in compliance with such covenants and no assurance can be given that the Bank will continue to waive such covenant defaults in the future.

      In 1996, the Company issued a note to the Company's Chief Executive Officer for $400,000 which bears interest at 8% and is due on the earlier of December 19, 1999 or upon the exercise of all of the warrants issued by the Company in connection with its initial public offering. Additional shareholder loans aggregating approximately $432,000 were repaid in 1997. Interest expense on all shareholder loans aggregate approximately $32,000 and $112,000 for the years ended December 31, 1997 and 1996, respectively.

      The Company's credit terms range from 30 days to 90 days, depending on the type of account. Cash needs are highest in the first quarter of the year, as inventories are being purchased and, while product is being shipped to customers, the cash receipts from those sales are still up to 90 days away. In addition, a significant financial commitment is made for advertising during the first quarter of the year.

      The Company does not have any significant capital expansion plans at the present time and any capital expenditures will be financed from internally generated funds. There can be no assurance, however, that the current line of credit is sufficient to allow the Company to meet its needs, particularly if sales do not increase or if the Company encounters operational difficulties.

      During 1998, the Company anticipates that it will spend in excess of $15 million on advertising. The Company is obligated to pay a minimum of $450,000 in 1998 under an advertising agreement with the Golf Channel.

      The statements of cash flows for the Company for the years ended December 31, 1997 and 1996 is summarized below:

                                                         1997          1996

        Net cash used by operating activities       $   7,092,000   $  737,000
        Net cash used in investing activities          14,448,000       15,000
        Net cash provided by financing activities      17,288,000    5,245,000

      In connection with the acquisition of the assets of the Tommy Armour Golf Company, the Company issued 100,000 shares of Series A Preferred Stock. The Series A Preferred Stock is entitled to cumulative dividends at 6% per annum for the first year after issuance, 7.5% per annum for the second year after issuance and 9% per annum thereafter, subject to certain increases if the Company is unable to comply with its obligations under the Registration Agreement described below. The Company is subject to certain restrictions with regard to the payment of dividends or distributions or other classes of stock. The Series A Preferred Stock is convertible into shares of Common Stock at any time at the rate of $7.50 per share, subject to adjustment under certain conditions. The Series A Preferred Stock shall rank with respect to dividends and with respect to distributions upon the liquidation, dissolution or winding up of the Company, senior to all classes or series of common stock, preferred stock or other securities of the Company. On November 10, 2002, the Company shall redeem from any source of funds legally available therefore, all of the shares of the Series A Preferred Stock then outstanding at a price of $100 per share of Series A Preferred Stock, subject to adjustment under certain conditions, plus any accrued and unpaid interest. The Certificate of Designation for the Series A Preferred Stock restricts the Company from entering into any agreement that would prohibit or restrict its ability to redeem the Series A Preferred Stock or pay dividends when due except under certain circumstances. In addition, the Company is required, in connection with the consummation of any public or private issuance or sale of debt or equity securities of the Company or any of its subsidiaries for cash or partially for cash, simultaneously with the receipt of the cash proceeds of such transaction, to apply 60% of the net cash proceeds therefrom to the pro rata redemption of then outstanding Series A Preferred Stock.

      Year 2000 Modifications

      The Company recognizes the potential business impacts related to the Year 2000 computer system issue. The issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations. The Company began to address the Year 2000 issue in 1997, and continues to implement measures to ensure its business operations are not disrupted. The Company estimates that it will spend approximately $165,000 above normal operating costs in order to comply with Year 2000 issues.

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

      Forward Looking Statements

      When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," `will continue," "is anticipated," "estimated", "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of the Company's business and operations are described in "Risk Factors." The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 7. Financial Statements.

      The Financial Statements required by this item appear under the caption included elsewhere herein commencing on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure and Control Persons; Compliance

      Effective February 27, 1998, Rothstein, Kass & Company, P.C. ("Rothstein Kass") ceased serving as the Company's accountants. The report of Rothstein Kass on the Company's financial statements as of December 31, 1995 was initially qualified as to uncertainty regarding the Company's ability to continue as a going concern. In reissuing such report in connection with the December 31, 1996 audit, the qualification was removed and the report contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was ratified by the Audit Committee of the Company's Board of Directors. During the two most recent fiscal years prior to the Effective Date of Dismissal and all subsequent interim periods preceding the date hereof, there were no disagreements between the Company and Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of

Rothstein Kass, would have caused Rothstein Kass to make reference to the subject matter of disagreement in connection with Rothstein Kass's reports.

      Effective February 27, 1998 the Company engaged Ernst & Young LLP ("E&Y") as its principal accountants. During the two most recent fiscal years prior to the Effective Date of Engagement and all subsequent interim periods preceding the date hereof, the Company has not consulted E&Y regarding any matters or events as set forth in Item 304(a)(2) of Regulation S-K.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

Item 10. Executive Compensation.

Director Compensation

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

Executive Compensation

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

Item 12. Certain Relationships and Related Transactions.

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

Item 13. Exhibits, List and Reports on Form 8-K. (a),

Exhibit No.       Description
-----------       -----------

3.5+              Certificate of Designation of Series A Cumulative Convertible
                  Preferred Stock
10.25+            Asset Purchase Agreement dated as of October 31, 1997 among
                  Tommy Armour

                  Golf Company, USI Canada, Inc., Tommy Armour Golf (Scotland)
                  Ltd., USI American Holdings, Inc., TearDrop Acquisition Corp.
                  and TearDrop Golf Company
10.26+            Registration Statement dated as of October 31, 1997 between
                  TearDrop Golf Company and Tommy Armour Golf Company
10.27+            Loan and Security Agreement dated as of November 10, 1997
                  among TearDrop Golf Company, TearDrop Acquisition Corp. and
                  CoreStates Bank, N.A.
10.27(a)*         First Amendment to Loan and Security Agreement dated as of
                  January 9, 1998 among TearDrop Golf Company, Tommy Armour Golf
                  Company, TearDrop Ram Golf Company and CoreStates Bank, N.A.
10.28*            Asset Purchase Agreement dated as of December 23, 1997 among
                  TearDrop Golf Company, TearDrop Ram Golf Company, Ram Golf
                  Corporation and Ram Golf UK, Ltd.
10.29*            Registration Agreement dated as of December 29, 1997 between
                  TearDrop Golf Company and Ram Golf Corporation
10.30*            Warrant dated December 29, 1997 made by TearDrop Golf Company in favor of Ram Golf Corporation
10.31             Settlement Agreement dated March 31, 1998 among TA Liquidation
                  Corp., formerly known as Tommy Armour Golf Company, Tommy
                  Armour Golf (Scotland) Ltd., and USI Canada, Inc.; USI
                  American Holdings, Inc., and Tommy Armour Golf Company,
                  formerly known as TearDrop Aquisition Corp. and TearDrop
                  Golf Company.
16^               Letter from Rothstein, Kass & Company, P.C. to the Commission dated March 2, 1998
21                Subsidiaries of the Registrant
----------

      H Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K filed on November 26, 1997 and incorporated herein by reference.

      * Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K filed on January 13, 1998 and incorporated herein by reference.

      ^ Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K filed on March 4, 1998 and incorporated herein by reference.

(b). During the last quarter of the period covered by this report, the Company filed the following Current Reports on Form 8-K:

      1. Current Report on Form 8-K filed on November 26, 1997 to report the acquisition by the Company of substantially all of the assets of Tommy Armour Golf Company;

      2. Current Report on Form 8-K filed on January 13, 1998 to report the acquisition by the Company of substantially all of the assets of Ram Golf Corporation;

      3. Current Report on Form 8-K filed on March 4, 1998 to report the dismissal by the Company of Rothstein, Kass & Company, P.C. as principal accountants of the Company and to name Ernst & Young LLP as its principal accountants.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
TearDrop Golf Company

We have audited the accompanying consolidated balance sheet of TearDrop Golf Company as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TearDrop Golf Company at December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                      /s/ ERNST & YOUNG LLP

Chicago, Illinois
March 31, 1998

                 [LETTERHEAD OF ROTHSTEIN, KASS & COMPANY, P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
TearDrop Golf Company

We have audited the accompanying statements of operations, stockholders' equity and cash flows of TearDrop Golf Company for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TearDrop Golf Company for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                        /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
January 31, 1997

                              TearDrop Golf Company
                           Consolidated Balance Sheet
                                December 31, 1997
                                   (in $000's)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                      $    257
  Accounts receivable less allowance for
    returns and doubtful accounts of $1,047                    7,756
  Inventories                                                 21,269
  Other current assets                                           309
                                                            --------
    Total current assets                                               $ 29,591

PROPERTY AND EQUIPMENT, less accumulated
  depreciation                                                            5,142

GOODWILL AND INTANGIBLE ASSETS, less accumulated amortization             5,289
                                                                       --------

                                                                       $ 40,022
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                          $  5,193
  Accrued liabilities                                          7,363
  Payable under acquisition agreement                          1,600
                                                            --------
    Total current liabilities                                          $ 14,156

LONG TERM DEBT
  Long term debt                                              17,261
  Note payable, stockholder                                      400
                                                            --------
    Total long term debt                                                 17,661

PREFERRED STOCK
  $100 par value, authorized 1,000,000 shares, issued
  and outstanding 100,000 of series A cumulative
  convertible preferred                                                  10,000

STOCKHOLDERS' DEFICIENCY:
  Common stock, $.01 par value, authorized
    10,000,000 shares, issued and outstanding
    2,654,857 shares                                              27
  Capital in excess of par value                               9,634
  Currency translation adjustment                                (25)
  Accumulated deficit                                        (11,431)
                                                            --------
    Total stockholders' deficiency                                       (1,795)
                                                                       --------

                                                                       $ 40,022
                                                                       ========


          See accompanying notes to consolidated financial statements

                              TearDrop Golf Company
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1997 and 1996
            (all dollar amounts, except per share amounts in $000's)

                                                         1997           1996
                                                     -----------    -----------

Net Sales                                            $     9,624    $       847

Cost of Sales                                              7,543            407
                                                     -----------    -----------

Gross Profit                                               2,081            440

Selling, General and
   Administrative Expenses                                11,106          1,176
                                                     -----------    -----------

Loss from Operations                                      (9,025)          (736)

Interest Expense, net                                       (124)          (174)
                                                     -----------    -----------

Net Loss                                             $    (9,149)   $      (910)
                                                     ===========    ===========

Net Loss per Common Share - Basic and Diluted        $     (4.10)   $     (1.15)
                                                     ===========    ===========

Weighted Average Number of
   Common shares Outstanding                           2,230,397        791,100


          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                      Consolidated Statement of Cash Flows
                 For the Years Ended December 31, 1997 and 1996
                                   (in $000's)

                                                             1997        1996
                                                           --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                   $ (9,149)   $   (910)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                                160          37
   Provision for doubtful accounts                              143          53
   Compensation expense related to option grants                438          --
   Common stock and options issued for services                 237           4
Changes in operating assets and liabilities, net
  of acquisitions:
  (Increase) in accounts receivable                          (1,687)       (204)
  Decrease in inventories                                     1,811          14
  Decrease (increase) in other current assets                   411        (267)
  Increase in accounts payable and other current
    liabilities                                                 544         536
                                                           --------    --------

NET CASH USED IN OPERATING ACTIVITIES                        (7,092)       (737)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions:
    Tommy Armour Golf, net of cash acquired of $72          (11,528)
    Ram Golf Corporation                                     (2,668)
  Purchases of property and equipment                          (252)        (15)
                                                           --------    --------

NET CASH USED IN INVESTING ACTIVITIES                       (14,448)        (15)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under financing agreements       17,201         (17)
  Repayment of note payable                                    (300)
  Repayment of stockholders' notes                             (432)        663
  Proceeds from issuance of common stock                        844       4,470
  Proceeds from issuance of common stock purchase
    warrants                                                     --         129

                                                           --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    17,313       5,245
                                                           --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (25)         --

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (4,252)      4,493

CASH AND CASH EQUIVALENTS:
  Beginning of year                                           4,509          16
                                                           --------    --------

  End of year                                              $    257    $  4,509
                                                           ========    ========


          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                Consolidated Statement of Cash Flows (Continued)
                 For the Years Ended December 31, 1997 and 1996
                                   (in $000's)

                                                                1997      1996
                                                               -------   -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION, Interest paid during the year                   $   191   $    53
                                                               =======   =======

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Preferred stock issued for acquisitions                    $10,000
    Common stock issued at par for acquisition of
      companies                                                      5
    Contribution to capital in excess
      of par value from shares of stock and warrants
      issued for acquired companies                              2,416
    Contribution to capital in excess of par value
      from shares of stock and warrants issued to an
      officer, consultants and other non-employees                 675
     Contribution to capital in excess of par value from
       notes payable, stockholders and accrued interest             --     1,114
                                                               -------   -------

                                                               $13,096   $ 1,114
                                                               =======   =======

         See accompanying notes to consolidated financial statements.

                                TearDrop Golf Company
           Consolidated Statement of Stockholders' Equity (Deficiency)
                     Years Ended December 31, 1997 and 1996
                          (All dollar amount in $000's)

                                                  Common Stock       Capital       Currency
                                             ---------------------   Excess of    Translation  Accumulated
                                               Shares      Amount    Par Value     Adjustment     Deficit        Total
                                             ---------   ---------   ---------    -----------  -----------       -----
Balances, January 1, 1996                      333,333   $       3                              $  (1,372)    $  (1,369)

Common Stock issued for services               416,667           4                                                    4
Sale of Common Stock                         1,250,000          13   $   4,458                                    4,471
Sale of Common Stock Purchase Warrants                                     129                                      129
Contribution to Capital by Stockholders                                  1,114                                    1,114
Net Loss                                                                                             (910)         (910)
                                             ---------   ---------   ---------   ---------      ---------     ---------

Balances, December 31, 1996                  2,000,000          20       5,701                     (2,282)        3,439

Sales of Common Stock                          242,500           2         842                                      844
Shares of stock and warrants issued for
  companies acquired                           412,357           5       2,416                                    2,421
Options issued to an officer, consultants,
  and other non-employees                                                  675                                      675
Currency Translation Adjustment                                                  $     (25)                         (25)
Net Loss                                                                                           (9,149)       (9,149)
                                             ---------   ---------   ---------   ---------      ---------     ---------

Balance, December 31, 1997                   2,654,857   $      27   $   9,634   $     (25)     $ (11,431)    $  (1,795)
                                             =========   =========   =========   =========      =========     =========

                              TearDrop Golf Company

                   Notes to Consolidated Financial Statements
       (All dollar amounts, except share and per share amounts, in $000's)

1. ORGANIZATION AND NATURE OF OPERATIONS

The TearDrop Golf Company ("TearDrop" and/or the "Company") was incorporated under the laws of Delaware in September 1996. In October 1996, the Company merged with the TearDrop Putter Corporation, which was formed in 1992. In December, 1996, the Company completed its initial public offering for the sale of 1,250,000 shares of common stock at $4.50 per share and 1,437,500 redeemable common stock purchase warrants at $.10 per warrant. (See Note 10)

The Company and its subsidiaries manufacture and market golf clubs, including putters, irons, drivers and wedges throughout the world.

In October 1997, the Company acquired the assets of Pro Golf Promotions, LLC in exchange for 50,000 shares of common stock of the Company and an option to purchase 25,000 shares of common stock and other contingent consideration (See
Note 8).

In November 1997, the Company acquired the assets and assumed certain liabilities of the Tommy Armour Golf Company ("Armour") in exchange for $11,600 cash, 175,000 shares of the Company's common stock and 100,000 shares of the Company's Preferred Stock (See Note 8).

In December 1997, the Company acquired certain assets and assumed certain liabilities of the Ram Golf Corporation ("Ram") in exchange for $2,668 cash, 187,357 shares of the Company's common stock and a warrant to purchase 50,000 shares of the Company's common stock at a price of $6.625 per share. The final acquisition price has yet to be determined. Upon final determination, additional shares of common stock may be issued or returned to the Company (See Note 8).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The consolidated balance sheet contains the accounts of TearDrop Golf Company and its wholly-owned subsidiaries. The related statements of operations and cash flows contain the operations of TearDrop for each period and the operations of its wholly-owned subsidiaries from their dates of acquisition. All significant inter-company accounts have been eliminated in consolidation.

Inventories - Inventories are stated at the lower of cost, on a first-in, first-out method, or market.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization for operations acquired in 1997 principally using the straight line method. The Company uses the double declining balance method for assets acquired prior to 1997. There is no significant difference between the two methods for 1997. Estimated useful lives, for each method is as follows:

                        Asset                   Estimated Useful Lives

              Building and improvements             10 to 40 Years
              Machinery and equipment               5 to 10 Years
              Office furniture and equipment        5 Years

Goodwill and Intangible Assets - Goodwill relates to the excess of fair value over the cost of net assets acquired. Other intangible assets include patents and trademarks, which relate to costs associated with obtaining patents and trademarks within and outside the United States. All goodwill and intangibles are amortized on a straight-line basis over 15 years.

Impairment of Long-Lived Assets - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition - The Company recognizes revenue from sales of product when title to the product has passed, which is generally when product has been shipped.

Advertising Costs - The Company expenses production costs of advertising and promotions the first date the advertisements take place. Advertising costs included in selling, general and administrative expenses for the years ended December 31, 1997 and 1996 were approximately $4,058 and $109, respectively.

Research and Development Expense - The Company expenses research and development costs as incurred. Research and development expenses included in selling, general and administrative expenses for the years ended December 31, 1997 and 1996 were approximately $105 and $20, respectively.

Foreign Currency Translation - The functional currency for the Company's foreign subsidiaries is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet date, while revenue, expenses and cash flows are translated at average exchange rates for the period.

Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between financial reporting and tax bases of assets and liabilities, if any, that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Management believes that its estimates are reasonable and proper, however, actual results could differ from those estimates.

Net Income or Loss Per Common Share - Net loss per common share is computed based on net loss applicable to common shareholders, divided by the weighted average number of common shares outstanding in each period.

The weighted average includes shares issued within one year of the Company's initial public offering with an issue price less than the price of the initial public offering.

On March 3, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"), which requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented.

Due to the operating loss in both periods, the effect of all outstanding options and warrants are antidilutive. Therefore, they have been excluded from the Company's computation of net loss per share. While SFAS No. 128 requires restatement of prior years' earnings per share, the impact for all prior years of the Company would be antidilutive and therefore, no restatement is required.

Stock Options

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, there is no compensation exposure to the Company when stock options are granted at prices equal to the fair market value at the date of grant. Proceeds on exercises of stock options and the associated income tax benefits are credited to stockholders' equity when received.

3. INVENTORIES

Inventories at December 31, 1997 consist of the following:

      Raw materials                             $ 9,005
      Work in process                               229

      Finished goods                             12,035
                                                 ------
                                                $21,269

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1997 consist of the following:

      Land                                      $1,730
      Buildings and improvements                 1,371
      Machinery and equipment                    1,686
      Office furniture and equipment               538
                                                ------
                                                 5,325
      Less, accumulated depreciation and
            amortization                           183
                                                ------
                                                $5,142

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist principally of the excess of cost over the fair value of net assets purchased in connection with the acquisitions consummated during 1997 (See Note 8). Other intangibles are the cost of those patents and trademarks developed by the Company. Goodwill and all other intangibles are being amortized over 15 years. During the years ended December 31, 1997 and 1996, $22 and $4, respectively, were amortized.

6. NOTES PAYABLE AND LONG TERM DEBT

During 1997, the Company obtained a line of credit with CoreStates Bank, N.A., (the "Bank") originally for $18,000 and later extended to $25,000 collateralized by a security interest in all the assets of the Company. The line of credit bears interest on the outstanding principal amount, at the option of the Company, of either the Bank's prime rate less 1/2% or LIBOR plus 2% and expires on November 7, 1999. The loan agreement provides, among other things, that the Company meet certain financial covenants. At December 31, 1997, the Company was in violation of such covenants and has obtained waivers from the Bank, as appropriate.

As of December 31, 1997, there was $17,261 of borrowings under this line of credit. Interest expense on this line of credit approximated $149 in 1997.

7. NOTE PAYABLE TO SHAREHOLDER

In 1996, the Company issued a note to the Company's Chief Executive Officer for $400, which bears interest at 8% and is due on the earlier of December 19, 1999 or upon the exercise of all of the warrants issued by the Company in connection with its initial public offering. Additional shareholder loans aggregating approximately $432 were repaid in 1997. Interest expense on all shareholder loans aggregate approximately $32 and $112 for the years ended December 31, 1997 and 1996, respectively.

8. ACQUISITIONS

During 1997, the Company made the following acquisitions:

      a. In October, 1997, the Company acquired the assets of Pro Golf Promotions, LLC for 50,000 shares of the Company's common stock (valued at $225) and an option to purchase 25,000 additional shares of the Company's common stock at $4.50 per share exercisable for a period of three years from date of grant (valued at $80). In addition, up to 50,000 additional shares of common stock may be issued depending on the results of Pro Golf Promotions in 1998 and 1999. If such shares are issued, the fair value of such shares will be recorded as an adjustment to purchase price.

      b. On November 10, 1997, the Company completed the acquisition of the assets and liabilities of the Tommy Armour Golf Company in exchange for $11,600 cash (of which $1,600 is payable at December 31, 1997), 175,000 shares of the Company's common stock (valued at $788), and 100,000 shares of the Company's Series A Convertible Preferred Stock (valued at $10,000). The purchase price of Armour was adjusted on March 31, 1998 pursuant to a post-closing agreement under which the cash payment was increased to $11,600 from $10,000 and the number of shares of the Company's Common Stock was reduced to 175,000 from 1,000,000. There was no adjustment in the Series A Convertible Preferred Stock.

      c. On December 30, 1997, the Company acquired certain assets and liabilities of the Ram Golf Corporation in exchange for $2,668 cash, 187,357 shares of the Company's common stock (valued at $1,241), and a warrant to purchase 50,000 shares of the Company's common stock at a price of $6.625 (valued at $88), expiring December 29, 2002. The final purchase price is subject to final audit, and when determined, may result in the release from escrow of additional shares or the return of shares of common stock.

All three acquisitions were accounted for using the purchase method of accounting. The operations of each company acquired have been included in the Company's Consolidated Statement of Operations from the respective dates of acquisition.

The Company's consolidation plan following the acquisition of Armour and Ram was to combine similar and overlapping operations, locations and personnel. In that regard, the Company closed duplicate facilities in the U.K. and Canada, combined the operations of the Company, Armour and Ram in one location in the U.S. and eliminated certain corporate positions. The estimated costs of implementing this consolidation plan are approximately $260 for the closing of duplicate facilities and $503 for severance related to the elimination of several corporate positions. These liabilities have been included in the cost allocation of the acquired entities in 1997. The Company expects that its consolidation plan will be completed in 1998.

The following table reflects unaudited condensed pro-forma information for the years ended December 31, 1997 and 1996, as if each of the above companies had been acquired on January 1, 1997 and 1996, respectively.

                                                 1997            1996

      Net Sales                               $ 48,795         $76,505

      Loss from operations                     (40,271)             (1)

      Net loss                                 (42,896)         (3,193)

      Loss per common share (basic and
       diluted)                               $ (16.44)        $ (2.65)

9. SERIES A REDEEMABLE, CONVERTIBLE PREFERRED STOCK

In connection with the acquisition of Armour, 100,000 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock") were issued.

The Preferred Stock is entitled to cumulative dividends at 6% per annum commencing 120 days from the issuance of the Preferred Stock for the first year after issuance, 7.5% per annum for the second year after issuance and 9% per annum thereafter, subject to certain increases if the Company is unable to comply with obligations to register the stock with the Securities and Exchange Commission. The Preferred Stock is convertible into shares of common stock at any time at the rate of $7.50 per share, subject to certain adjustments. The Preferred Stock is mandatorily redeemable by the Company, in part from any proceeds from sale of debt or equity securities, and any remaining shares outstanding on November 10, 2002, at $100 per share, subject to adjustments under certain conditions. In addition, the Company may, at its option, subject to certain restrictions, redeem any or all of the outstanding shares of Preferred Stock at $100 per share.

10. STOCKHOLDERS' DEFICIENCY

In April 1996, in consideration of the Company's Chief Executive Officer's
(CEO) agreement to loan the Company up to $300 and to guarantee a bank loan outstanding at that time, the CEO was issued 416,667 shares of common stock.

In December, 1996, the Company completed its initial public offering ("IPO") for the sale of 1,250,000 shares of common stock at $4.50 per share and 1,437,500 redeemable common stock purchase warrants at $.10 per warrant. Each warrant entitles the holder to purchase one share of the Company's common stock for $5.50. These warrants are exercisable immediately and expire on December 19, 2001. The Company may redeem the warrants at $.01 per warrant, subject to certain terms.

In connection with the IPO, an aggregate of $1,114 of stockholders' notes and accrued interest was contributed to capital in excess of par value.

In connection with the acquisition of Armour, 175,000 shares of common stock were issued (See Note 8).

In connection with the acquisition of Ram, 187,357 shares of common stock and warrants to purchase 50,000 shares of common stock at $6.625 per share, which expire on December 29, 2002, were issued (See Note 8).

In connection with the acquisition of Pro Golf Promotions, 50,000 shares of common stock were issued and options to purchase 25,000 shares of common stock at a price of $4.50 per share were granted. In addition, the Company has agreed to issue up to 50,000 additional shares, such issuance being dependent on the performance of the acquired operations in 1998 and 1999 (See Note 8).

During 1997, the Company issued additional shares, as follows:

      a. On January 24, 1997, 187,500 shares were sold at $4.50 per share as the Company's underwriters exercised their over-allotment option;

      b. On May 16, 1997, the Company issued 5,000 shares of Common Stock in connection with an endorsement contract with a professional golfer. The fair value of such shares, determined using the Black-Scholes option Pricing Model, are included in selling, general and administrative expense.

      c. On August 16, 1997, the Company sold 50,000 shares of common stock for $.01 per share, and issued to the purchaser, a consultant to the Company, an option to purchase an additional 100,000 shares at prices ranging from $3.00 to $5.00 per share, exercisable from January 18, 1998 to August 18, 1999. The fair value of such shares and options, determined using the Black-Scholes option Pricing Model, are included in selling, general and administrative expense.

11. STOCK OPTIONS

In 1996, the Company adopted the TearDrop Golf Company Stock Option Plan ("Plan") providing for the issuance of up to 200,000 shares of common stock for incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"). The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of the grant. The exercise price of an ISO granted to an employee owning greater than 10% of the Company's common stock will not be less than 110% of the fair market value of the Company's common stock at the date of the grant and will have a maximum term of five years. All other options granted under the Plan will have a maximum term of ten years. At December 31, 1996 no options were granted under the Plan. In 1997, the Company granted various ISOs to employees to purchase up to 357,600 shares of common stock of the Company at prices ranging from $2.50 to $6.88 per share, and options vest ratably over three years. The options expire five years from the date of grant.

On October 21, 1996, the Company granted options (outside the Plan) to the Company's CEO to acquire 250,000 shares of the Company's common stock for $4.50 per share. These options vest immediately and expire on October 20, 2001.

On December 6, 1997, in recognition of services rendered in 1997, the Company granted options (outside the Plan) to the Company's CEO to acquire 250,000 shares of the Company's common stock at $4.625 per share, vesting six months from the date of grant and expiring in 10 years. The Company recorded compensation expense in 1997 of $438, representing the difference between the exercise price and the fair value of the stock on the date of grant.

The Company has reserved 250,000 shares of common stock (outside the Plan) to be issued to touring golf professionals based upon their performance. As of December 31, 1997, options to purchase 29,100 shares of common stock had been granted to touring professionals at various dates in 1997 at $4.75 per share, exercisable immediately and expiring five years from date of grant. The Company has recorded compensation expense of $97 for such grants representing the fair value of the options on the date of grant.

On January 1, 1998, the Company granted additional options to touring professional golfers to purchase up to 63,500 shares of common stock at $4.75 per share, exercisable immediately and expiring on December 31, 2002. The Company plans to record a charge for the fair value of such options in 1998.

The following table summarizes the activity for stock options during 1996 and 1997 including the weighted average exercise price:

                                      Under the Plan         Outside the Plan
                                     Shares      Price       Shares     Price

Outstanding, January 1, 1996            --                        --
                                     -------                 -------

Option granted during 1996              --                   388,200     $5.45
                                     -------                 -------

Outstanding December 31, 1996           --                   388,200     $5.45

Options granted during 1997          357,600      $6.06      410,100     $4.48

Options exercised                         --          --          --        --

Options expired or cancelled          23,900      $4.75           --        --
                                     -------                 -------

Outstanding December 31, 1997        333,700      $6.83      798,300     $4.95

The following table summarizes information concerning outstanding options at December 31, 1997:

                         Weighted Average
Range of    Options      Remaining
Exercise    Outstanding  Contractual        Current
Prices                   Life (years)       Exercisable

$2.50-3.00   70,500          5                 6,800
$4.50-5.00  695,100         6.7              128,000
$6.88-7.43  366,400          5               128,000

The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", effective for the Company's December 31, 1996 financial statements. The Company applies APB Option No. 25 and related interpretations in accounting for its plans. Accordingly, compensation costs have been recognized for its stock plan, other stock options, and stock purchase warrants issued to employees based on the intrinsic value of the stock option at date of grant (i.e., the difference between the exercise price and the fair value of the Company's stock). Had compensation cost for the Company's stock-based compensation plan, other stock options, and stock purchase warrants issued to employees been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                  1997            1996

            Net loss:
                 As reported                     $9,149          $  910
                 Pro forma                        9,529           1,488

            Loss per share, basic and diluted:
                 As reported                     $ 4.10          $ 1.15
                 Pro forma                         4.27            1.88

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, as follows:

                                                       1997          1996

Fair value of options granted
      Above market at date of grant                   $3.24            --
      At market at date of grant                       3.73         $2.30
      Below market at date of grant                    5.18            --

Expected stock price volatility                         114%           50%
Expected dividend yield                                   0%            0%
Risk free interest rate                                5.71%            6%
Expected life of options                             4 years       5 years

12. MAJOR CUSTOMERS, SUPPLIERS AND EXPORT SALES

During the year ended December 31, 1997, the Company derived approximately $3,600 of its net sales from one customer, and for the year ended December 31, 1996, approximately $179 from two customers.

During the years ended December 31, 1997 and 1996, approximately 5% and 36% of the Company's sales were export sales.

During the year ended December 31, 1997, the Company purchased approximately $732 from one supplier, and during the previous year, purchased approximately $182 from two suppliers.

13. EMPLOYEE BENEFIT PLANS

The Tommy Armour Golf Company, acquired in November, 1997, had a defined benefit pension plan covering substantially all of its U. S. employees and a 401(k) defined contribution plan. Under the pension plan, benefits were based primarily on years of credited service and compensation as defined under the respective plan provisions.

The Company plans to suspend the pension plan and freeze benefits to those vested participants at the date of the transfer of the plan and its assets from Armour's previous parent to the Company.

Assumptions used in the accounting for the Armour defined benefit plan, for their fiscal year ended September 30, 1997, were as follows:

      Weighted average discount rate - 7.5%
      Rate of increase in compensation levels - 4.5%
      Expected long-term rate of return on assets - 9.0%.

The pension expense from the date of acquisition was not material. The funded status and amounts recognized in the balance sheet for the Company at December 31, 1997 are as follows:

      Actuarial present value of benefit obligations
            Vested benefit obligation                           $2,257
            Nonvested benefit obligation                           178
                                                                ------
      Accumulated benefit obligation                            $2,435

      Projected benefit obligation                              $3,670
      Plan assets at fair value                                  2,990
                                                                ------
      Projected benefit obligation in excess of plan assets,
                  accrued at December 31, 1997                  $  680

The Company made no matching contributions to the 401(k) plan for the year ended December 31, 1997.

Pension and other employee benefits of the Company's foreign subsidiaries are primarily provided by government sponsored plans and are being accrued currently over the period of active employment. The costs of such plans are not significant.

14. INCOME TAXES

There were no provisions for income taxes during the years ended December 31, 1997 and 1996, due to net operating losses incurred during those periods. The reconciliation of the income tax benefit computed at the federal statutory rate of 34% and the provision for income taxes, is as follows:

                                                              1997        1996

Income tax benefit computed at statutory rate                (34.0%)     (34.0%)
Surtax exemption                                                           5.3%
State income tax benefit at statutory rate, net
   of federal tax benefit                                     (4.7%)      (3.3%)

Valuation allowance against net deferred tax asset            38.7%       32.0%
                                                             -----       -----

Provision for income taxes                                     --          --

There was no current income tax expense for the years ended December 31, 1997 and 1996, due to the company incurring net operating losses for tax purposes during each of those two years. No deferred taxes have been reflected in the consolidated statements of operations because the Company has fully reserved the tax benefit of net deductible temporary differences and operating loss carry forwards due to the fact that the likelihood of realization of the tax benefits cannot be established. The Company did not pay any income taxes during the years ended December 31, 1997 and 1996.

Deferred tax assets are as follows:

                                                       1997          1996

Net operating loss carry forwards                    $ 3,018         $ 45
Allowance for doubtful accounts                          663           17
Accrued expenses                                       1,058
Restructuring reserves                                 3,715
Other                                                    110
                                                     -------         ----
                                                       8,564           62
Valuation allowance                                   (8,564)         (62)
                                                     -------         ----
Net deferred tax assets                                   --           --

At December 31, 1997, the Company has cumulative net operating loss carryforwards expiring between 2011 and 2012 for U.S. federal income tax purposes of approximately $7,544. Net operating loss carry forwards are also available for state income tax purposes.

15. COMMITMENTS AND CONTINGENCIES

The Company has entered into endorsement agreements with touring golf professionals for periods up to three years. The agreements typically provide for a base compensation and bonuses based upon, among other things, tournament performances, standings on the official money list and earning spots on Ryder or President Cup teams.

Minimum compensation requirements for the years ending December 31, 1998, 1999 and 2000, are approximately $1,900, $1,300 and $1,300, respectively.

In conjunction with these agreements, the Company granted options in 1997 (outside the Plan) to acquire an aggregate of 29,100 shares of the Company's common stock at $4.75 per share, vesting immediately, and expiring five years from date of grant.

In 1998, the Company has granted options (outside the Plan) to acquire an additional 63,500 shares of the Company's common stock at $4.75 per share and, has made available additional options as bonuses, based on tournament performances and money list standings.

The Company entered into a five year lease agreement for its New Jersey facility in September 1997. Following the acquisition of Armour, the operations in New Jersey were relocated to the Armour facility. The Company is actively seeking to sublet these premises. Minimum annual rental under the lease agreement is $75, $77, $80, $82, and $57 for the five year period December 31, 1998 through 2002, respectively.

Rent expense for the years ended December 31, 1997 and 1996 are $134 and $45, respectively.

In September 1996, the Company entered into an advertising agreement for which the Company received media advertising valued at approximately $101, in exchange for golf clubs of the same value.

The Company entered into a two year advertising agreement aggregating approximately $770. Advertising expense under this agreement was $320 for the year ended December 1997. For 1998, the Company is committed for approximately $450 of expense.

On November 18, 1996, the Company entered into a three year employment agreement with its CEO commencing December 19, 1996. The agreement provides for annual compensation of $175, with a one year renewal, and performance bonuses, as defined. The agreement further provides that the CEO may not engage in certain competitive activities, as defined, for two years after termination of the employment agreement. In March, 1998, the agreement was amended and now provides for annual compensation of $250 for the years ending December 31, 1998 and 1999.

On November 18, 1996, the Company entered into an agreement for the production of an informercial that began airing in 1997. The agreement provided for a fee of $133, to be paid in installments during the production of the infomercial, and for royalties to be paid of 1% of net worldwide television sales, as defined.

On December 6, 1996, the Company entered into an agreement with an advertising agency to provide a nationally recognized athlete to appear in the aforementioned infomercial (the infomercial agreement). The agreement provides for a guaranteed payment of $60 which was paid in 1997 and for the grant of options (outside the Plan) to acquire 2,000 shares of the Company's common stock for $4.75 per share. These, options vest immediately and expire five years from the grant date. The agreement terminated on February 28, 1997, and was extended for ten months for an additional payment of $25.

The Company has been named, among others, as a defendant in a lawsuit seeking damages of $12,000. The Company believes that the lawsuit is without merit and will defend it vigorously. Accordingly, no reserve has been established in this connection.

                            TOMMY ARMOUR GOLF COMPANY
                                 AND AFFILIATES

                              FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995

                    TOMMY ARMOUR GOLF COMPANY AND AFFILIATES

                     INDEX TO COMBINED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of independent accountants                                           F-23

Combined statements of operations for the fiscal
 years ended September 30, 1997, 1996 and 1995                              F-24

Combined balance sheets at September 30, 1997 and 1996                      F-25

Combined statements of changes in invested capital of Parent for
 the years ended September 30, 1997, 1996 and 1995                          F-26

Combined statements of cash flows for the fiscal years ended
 September 30, 1997, 1996 and 1995                                          F-27

Notes to combined financial statements                                      F-28

                        Report of Independent Accountants

To the Boards of Directors and Shareholders of Tommy Armour Golf Company and Affiliates

In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of changes in invested capital of Parent and of cash flows present fairly, in all material respects, the financial position of Tommy Armour Golf Company and its affiliates at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Chicago, Illinois
January 8, 1998

                    TOMMY ARMOUR GOLF COMPANY AND AFFILIATES

                        COMBINED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                For the fiscal years ended
                                                       September 30,
                                               1997         1996         1995
                                             --------     --------     --------

Net sales (Note 9)                           $ 31,992     $ 56,244     $ 43,411
Cost of products sold (Note 9)                 26,647       28,996       21,361
                                             --------     --------     --------
    Gross profit                                5,345       27,248       22,050
Selling, general and administrative
  expenses (Note 9)                            34,488       24,772       20,977
Research and development expenses                 878          380          282
Management fees to affiliate                       --           --          614
Amortization of goodwill                           --           --          312
Goodwill impairment                                --           --       12,939
                                                          --------     --------
    Operating income (loss)                   (30,021)       2,906      (13,074)
Interest expense to affiliate                  (2,234)      (2,606)      (1,222)
Other income (expense), net                       840           (2)         (17)
                                             --------     --------     --------

    Loss before income taxes                  (31,415)        (512)     (14,313)

Income tax benefit                            (12,326)        (113)        (294)
                                             --------     --------     --------

    Net loss                                 $(19,089)    $   (399)    $(14,019)
                                             ========     ========     ========

                   See notes to combined financial statements.

                    TOMMY ARMOUR GOLF COMPANY AND AFFILIATES

                             COMBINED BALANCE SHEETS
                                 (in thousands)

                                                            At September 30,
                                                           1997          1996
                                                         --------      --------

ASSETS
Current assets:
  Cash                                                   $    483      $     --
  Trade receivables, net                                    4,842        16,292
  Inventories, net                                         19,355         5,361
  Other current assets                                        392           363
                                                         --------      --------
    Total current assets                                   25,072        22,016
                                                         --------      --------
Property, plant and equipment, net                          3,998         3,422
                                                         --------      --------
                                                         $ 29,070      $ 25,438

LIABILITIES AND INVESTED CAPITAL OF PARENT
Current liabilities:
  Trade accounts payable                                 $  1,913      $  5,065
  Accrued expenses and other liabilities                    4,855         4,086
                                                         --------      --------
    Total current liabilities                               6,768         9,151
                                                         --------      --------

Long-term debt due to Parent                               33,096        33,096
Other liabilities                                             766           612
                                                         --------      --------
                                                           40,630        42,859
Commitments and contingencies                                  --            --
Invested capital of Parent                                (11,826)      (17,524)
Translation adjustment                                        266           103
                                                         --------      --------
                                                          (11,560)      (17,421)
                                                         --------      --------
                                                         $ 29,070      $ 25,438
                                                         ========      ========

                   See notes to combined financial statements.

                    TOMMY ARMOUR GOLF COMPANY AND AFFILIATES

          COMBINED STATEMENTS OF CHANGES IN INVESTED CAPITAL OF PARENT FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995
                                 (in thousands)

                                                 Invested Capital
                                                     of Parent

Balance, September 30, 1994                        $ 28,825

Net loss                                            (14,019)

Net transfers to Parent                                (921)

Dividend                                            (29,428)
                                                   --------

Balance September 30, 1995                          (15,543)

Net loss                                               (399)

Net transfers to Parent                              (1,582)
                                                   --------

Balance, September 30, 1996                         (17,524)

Net loss                                            (19,089)

Net transfers from Parent                            24,787
                                                   --------

Balance, September 30, 1997                        $(11,826)
                                                   ========


                   See notes to combined financial statements.

                    TOMMY ARMOUR GOLF COMPANY AND AFFILIATES

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        For the fiscal years ended
                                                              September 30,
                                                       1997        1996        1995
                                                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(19,089)   $   (399)   $(14,019)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities
    Depreciation and amortization                         458         398         733
    Pension expense                                       152         221         306
    Goodwill impairment                                    --          --      12,939
  Changes in operating assets and liabilities:
    Trade receivables, net                             11,450      (7,631)      2,711
    Inventories                                       (13,994)      5,124         (67)
    Other current assets                                  (29)       (128)       (154)
    Trade accounts payable                             (3,152)      3,578        (822)
    Accrued expenses and other liabilities                771       1,277        (368)
                                                     --------    --------    --------

    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                      (23,433)      2,440       1,259

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment           (1,226)     (1,010)       (424)
  Disposals of property, plant and equipment              192          19          --
                                                     --------    --------    --------

    NET CASH USED IN INVESTING ACTIVITIES              (1,034)       (991)       (424)

CASH FLOWS FROM FINANCING ACTIVITIES -
  Net cash transfers from (to) Parent                  24,787      (1,582)       (921)
                                                     --------    --------    --------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                       24,787      (1,582)       (921)

  Effect of exchange rate changes on cash                 163          20         120
                                                     --------    --------    --------

    INCREASE (DECREASE) IN CASH                           483        (113)         34
  Cash at beginning of year                                --         113          79
                                                     --------    --------    --------
  Cash at end of year                                $    483    $     --    $    113
                                                     ========    ========    ========

                   See notes to combined financial statements.


Payments for interest and income taxes are reflected as a component of net cash transfers from (to) Parent. Due to the Company's cash management arrangement with its Parent, such payments cannot be specifically identified.

During the fiscal year ended September 30, 1993 the Company declared a dividend payable to USI of $29,428, which resulted in the execution of a promissory note as opposed to a cash payment. See Note 8.

                     Notes to Combined Financial Statements


NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying combined financial statements of Tommy Armour Golf Company and Affiliates (the "Company") include the accounts of Tommy Armour Golf Company, Tommy Armour Golf Scotland, Ltd. and Tommy Armour Golf Canada, which are indirect wholly-owned subsidiaries of U.S. Industries, Inc. ("USI"). The Company was affected by a series of transactions executed May 31, 1995 and June 5, 1995 through which all of the interest in the Company was transferred from Hanson PLC, a U.K. registered company ("Hanson") or its subsidiaries to U.S. Industries, Inc., a wholly-owned subsidiary of Hanson (the "Demerger").

For the period prior to the Demerger, the financial statements include management fees and related party charges that were paid by the Company to a Hanson affiliate. For the period subsequent to the Demerger, related party charges were paid by the Company to a USI affiliate. See Note 3 for a further description of the related services provided to the Company.

The Company was acquired in prior years under transactions accounted for as purchases. The allocation of acquisition costs has been pushed down in the accompanying combined financial statements to reflect the assets and liabilities of the companies at fair value at the dates of acquisition. All significant intercompany transactions and balances (within the Company) have been eliminated in combination.

The Company manufactures and distributes Tommy Armour brand golf woods, irons and putters. The Company also distributes golf gloves and golf bags. Golf specialty stores and golf course pro shops are the principal markets.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventories

Inventories, net of allowances for obsolescence, are valued at the lower of cost, as determined under the first-in, first-out (FIFO) method, or market value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less allowance for depreciation. Depreciation is computed on a straight line basis at rates based on estimated useful lives which range from 3 to 40 years.

Goodwill

Goodwill represents the excess of the Company's allocated acquisition cost over the fair value of the net assets acquired and is being amortized using the straight-line method over forty years. Goodwill is assessed for recoverability based on the fair value methodology. As discussed in Note 9, the fiscal year ended September 30, 1995 included in a charge of $12,939 to reflect permanent goodwill impairment.

Foreign Currency Translation

The functional currency for the Company's foreign operations is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period.

Income Taxes

For federal and state income tax purposes, taxable income of the Company was included in the consolidated income tax returns of Hanson prior to the Demerger and USI subsequent to the Demerger. Income tax expense has been provided herein in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had filed separate federal and state income tax returns. The assets and liabilities for current and deferred income taxes have been recognized as a component of Invested Capital of Parent in the accompanying financial statements.

Revenue Recognition

Revenue is recognized upon shipment of product to the customer. The Company warrants certain products against defects and has policies permitting the return of products under certain circumstances. Provisions are made for these costs at the time of sale.

Advertising Costs

Advertising costs are expensed as incurred. Such costs amounted to $10,934, $7,442, and $5,494 for the years ended September 30, 1997, 1996 and 1995, respectively.

Fair Value of Financial Instruments

The carrying value of short-term financial instruments is a reasonable estimate of their fair value due to their imminent maturity. The fair values of long-term notes payable are based on terms that continue to be available to the Company from USI at the date of the financial statements. Accordingly, book values approximate fair values.

Invested Capital of Parent

All intercompany balances with USI and Hanson affiliates, except for long-term notes payable, are included within the Invested Capital of Parent caption in the accompanying combined financial statements. Except for certain cash balances controlled at the Company level, cash accounts have been controlled on a centralized basis by USI or Hanson affiliates. Accordingly, cash receipts and disbursements have been received or made through USI or Hanson affiliates, resulting in net adjustments to the Company's Invested Capital of Parent.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for the allowance for doubtful accounts, reserve for returns, inventory obsolescence, long-lived assets, product warranty expenses, employee benefit plans, income taxes and contingencies. It is reasonably possible that actual results could differ significantly from those estimates and significant changes to estimates could occur in the near term.

Earnings Per Share

Since there is no separate capitalization of the Company upon which a per share calculation can be based, historical per share data has not been presented in the accompanying financial statements.

Fiscal Year

The Company's fiscal year ends on the Saturday nearest to September 30 and reflects 52-week or 53-week periods. All fiscal years have been designated as ending on September 30 for convenience of reference.

NOTE 3 - TRADE RECEIVABLES, NET

                                                       At September 30,
                                                       1997        1996

            Trade receivables                        $10,561     $18,545
            Reserve for returns and allowances        (4,443)     (1,129)
            Allowance for doubtful accounts           (1,276)     (1,124)
                                                     -------     -------
                                                     $ 4,842     $16,292
                                                     =======     =======

NOTE 4 - INVENTORIES, NET

                                                       At September 30,
                                                       1997        1996

            Finished products                        $11,248      $1,452
            In-process products                        5,441       1,560
            Raw materials                              5,859       2,652
            Obsolescence reserve                      (3,193)       (303)
                                                     -------     -------
                                                     $19,355      $5,361
                                                     =======      ======

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                       At September 30,
                                                       1997        1996

            Land and buildings                       $ 4,104     $ 3,752
            Machinery and equipment                    2,862       2,302
            Furniture and fixtures                     1,259       1,137
                                                     -------     -------
                                                       8,225       7,191
            Less:  allowance for depreciation         (4,227)     (3,769)
                                                     -------     -------
                                                     $ 3,998     $ 3,422
                                                     =======     =======

Depreciation expense for the years ended September 30, 1997, 1996 and 1995 was $458, $398 and $421, respectively.

NOTE 6 - ACCRUED EXPENSES AND OTHER LIABILITIES

                                                       At September 30,
                                                       1997        1996
                                                      ------      ------

            Payroll and related benefits              $3,365      $2,054
            Sales promotion                              265         625
            Warranty                                     388         388
            Real estate taxes                            150         162
            Advertising                                  202         447
            Legal and professional                       292         313
            Other                                        193          97
                                                      ------      ------
                                                      $4,855      $4,086
                                                      ======      ======

NOTE 7 - PENSION PLANS

Domestic Benefit Plans

The Company has a defined benefit pension plan covering substantially all its U.S. employees. Pension benefits under the plan are based primarily on years of credited service and compensation as defined under the respective plan provisions. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.The Company also sponsors a defined contribution plan. Contributions relating to the defined contribution plan are made based upon the plan's provisions.

Net period pension cost for U.S. pension plans included the following components:

                                                    For the fiscal years ended
                                                            September 30,
                                                  1997        1996        1995
                                                  -----       -----       -----
Defined benefit plan:
  Service cost                                    $ 586       $ 546       $ 573
  Interest cost                                     199         149         127
  Actual return on plan assets                     (589)       (235)       (177)
  Net amortization and deferral                     314          99          65
                                                  -----       -----       -----
    Net period pension cost
     for defined benefit plans                      510         559         588

Defined contribution plans                          106         120          93
                                                  -----       -----       -----

      Total pension expense                       $ 616       $ 679       $ 681

Assumptions used in the accounting for the defined benefit plans were as follows:

                                                    For the fiscal years ended
                                                            September 30,
                                                    1997      1996      1995
                                                   ------    ------    ------

Weighted average discount rate                       7.5%       7.75%      7.75%
Rates of increase in compensation levels             4.5%       4.5%       4.5%
Expected long-term rate of return on assets          9.0%       9.0%       9.0%

The funded status and amounts recognized in the combined balance sheets for the Company's U.S. defined benefit pension plan was as follows:

                                                            At September 30,
                                                         1997            1996
                                                         ----            ----
Actuarial present value of benefit
 obligations
  Vested benefit obligation                             $ 2,257         $ 1,426
  Nonvested benefit obligation                              178             172
                                                        -------         -------
Accumulated benefit obligation                          $ 2,435         $ 1,598
                                                        =======         =======

Projected benefit obligation                            $ 3,670         $ 2,596
Plan assets at fair value                                (2,990)         (2,148)
                                                        -------         -------
Projected benefit obligation in
 excess plan assets                                         680             448
Unrecognized prior service cost                            (148)           (195)
Unrecognized net gain                                       193             320
                                                        -------         -------
Accrued pension costs                                   $   725         $   573
                                                        =======         =======

Foreign Benefit Arrangements

Pension and other employee benefits of the Company's foreign subsidiaries are primarily provided by government sponsored plans and are being accrued currently over the period of active employment. The costs of such plans are not significant.

NOTE 8 - RELATED PARTY TRANSACTIONS

USI and Hanson affiliates have provided certain management, legal, employee benefit and accounting services to the Company. In 1995, Hanson charged the Company a management fee for services rendered. This charge did not necessarily approximate costs which might have been incurred if the Company was on a stand-alone basis. Management fee charges amounted to $614 for the year ended September 30, 1995. The Company was not charged for these services in the years ended September 30, 1997 and 1996.

Prior to the Demerger, the Company had executed a promissory note with Hanson in the amount of $3,439, with interest at the rate of 10 percent per annum. In connection with the Demerger, Hanson affiliates received payment for their entire investment in the Company, which included the long-term debt of $3,439 and accrued interest through the Demerger totaling $229. Subsequent to the Demerger, the Company executed promissory notes with a USI affiliate totaling $33,096, $29,428 for a dividend declaration to a USI affiliate and $3,668 for the repayment of the Hanson note and accrued interest. These notes mature on September 15, 2005, with an interest rate of 9 percent per annum through December 31, 1995, at which time they were amended to accrue interest at a rate of 7.5 percent per annum. Interest expense relating to the notes with USI and Hanson affiliates totaled $2,234, $2,606 and $1,222 for the years ended September 30, 1997, 1996, and 1995, respectively.

During the years ended September 30, 1997 and 1996, the manufacturing and certain sales, general, administrative, distribution and research and engineering expenses of the Company were shared with Odyssey Golf, Inc. (Odyssey), formerly a wholly-owned subsidiary of the Company which was sold in August, 1997. Accordingly, certain allocations have been made between the Company and Odyssey which may not be indicative of actual expenses if they were stand-alone operations for the periods presented. Such allocations were made on various bases which, in the opinion of management, are reasonable in the circumstances.

NOTE 9 - PRODUCT LAUNCH EXPENSES

During fiscal 1997, the Company incurred substantial costs in connection with the launch of a new line of titanium irons, including increased advertising, tour, promotional, research and development and engineering costs. In addition, production substantially exceeded the ultimate demand for the new irons, as the product launch did not meet management's expectations.

In connection with the launch of the titanium irons and with the sale of Odyssey, in the fourth quarter of fiscal 1997, the Company recorded charges totaling $9,872 including severance, write-downs of tour contracts, inventory obsolescence, sales markdowns and other charges to reflect the above events. These charges are included in the following accounts in the Combined Statements of Operations:

      Net sales                     $4,100
      Cost of products sold          2,799
      Selling, general and
        administrative expenses      2,973
                                    ------
                                    $9,872
                                    ======

NOTE 10 - GOODWILL IMPAIRMENT

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight-line method over forty years. The Company periodically assesses the carrying value of recorded goodwill to determine if there are indications that its carrying value may be impaired. The fair value methodology is used by the Company to ascertain the recoverability of its carrying value, when there are indications of impairment. In the event that such fair value is below its carrying value, the Company writes off goodwill to the extent indicated by the analysis.

The fair value methodology is applied to determine the recoverable value of the Company using ranges of fair value obtained from independent appraisers. In developing these ranges, the independent appraisers consider (a) publicly available information, (b) financial projections, (c) the future prospects of the Company as discussed with senior operating and financial management, (d) publicly available information regarding comparable publicly traded companies,
(e) market prices, capitalizations and trading multiples of comparable public companies and (f) other information deemed relevant. In reviewing these valuations and considering the need to record a charge for impairment of enterprise value and goodwill to the extent it is part of the enterprise value, the Company also evaluates solicited and unsolicited bids for the Company.

As a result of the above policy, the Company recorded a pre-tax charge of $12,939 in the fiscal year ended September 30, 1995 to reflect its assessment of permanent goodwill impairment.

NOTE 11 - INCOME TAXES

The company's effective income tax benefit differs from the statutory federal income tax benefit as follows:

                                                  For the fiscal years ended
                                                         September 30,
                                                 1997        1996        1995
                                               --------    --------    --------
Income tax at federal statutory rate           $(10,996)   $   (179)   $ (5,051)
State income taxes (net of federal benefit)      (1,409)        (13)        (34)
Goodwill amortization                                --          --         183
Goodwill impairment                                  --          --       4,529
Other                                                79          79          79
                                               --------    --------    --------
                                               $(12,326)   $   (113)   $   (294)
                                               ========    ========    ========

NOTE 12- EXPORT SALES

Export sales for the years ended September 30, 1997, 1996 and 1995 were $6,088, $4,144 and $4,531, respectively, including $4,035, $2,424 and $2,571, respectively, to customers in Japan and Korea.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings that have arisen in the normal course of business, including those relating to commercial transactions, product liability and environmental matters. It is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 14 - SUBSEQUENT EVENT

Pursuant to an asset purchase agreement dated October 31, 1997, the Company sold substantially all of its assets and liabilities to TearDrop Golf Company ("TearDrop"). In consideration, TearDrop agreed to issue the Companys' shareholders one million shares of TearDrop's common stock, and 100,000 shares of TearDrop's preferred stock with a redemption value of $10,000,000. TearDrop also paid the Company's shareholders $10,000,000 cash. The cash portion of the purchase price is subject to adjustment based upon the difference between the Final Net Worth and the Target Net Worth (both terms as defined in the asset purchase agreement). The common stock portion of the purchase price is subject to adjustment based on the price of TearDrop's common stock on the closing date.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEARDROP GOLF COMPANY

                                          /s/ Rudy A. Slucker
Dated: March 31, 1998                     --------------------------------------
                                          Rudy A. Slucker
                                          President and Chief Executive
                                          Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          /s/ Rudy A. Slucker
Dated: March 31, 1998                     --------------------------------------
                                          Rudy A. Slucker
                                          Director

                                          /s/ Joseph A. Cioni
Dated: March 31, 1998                     --------------------------------------
                                          Joseph A. Cioni
                                          Chief Financial Officer

                                          /s/ Fred K. Hochman
Dated: March 31, 1998                     --------------------------------------
                                          Fred K. Hochman
                                          Director

                                          /s/ Leslie E. Goodman
Dated: March 31, 1998                     --------------------------------------
                                          Leslie E. Goodman
                                          Director

                                          /s/ Jeffrey Baker
Dated: March 31, 1998                     --------------------------------------
                                          Jeffrey Baker
                                          Director

Dated: March 31, 1998                     --------------------------------------
                                          Bruce H. Nagel
                                          Director

                                          /s/ John Raos
Dated: March 31, 1998                     --------------------------------------
                                          John Raos
                                          Director