Form 10QSB
period 1998-03-31
TEARDROP GOLF CO
filed 1998-05-15
CIK 1025566

Commission File Number 0-29014


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                              TEARDROP GOLF COMPANY
      -----------------------------------------------------------------
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                    51-105660
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

      1080 LOUSONS ROAD
      UNION, NEW JERSEY                                            07083
    ---------------------                                        ----------
    (Address of Principal                                        (Zip Code)
      Executive Office)


      Registrant's telephone number, including area code: (908) 688-4445


      CHECK WHETHER ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X   NO
     ---     ---

 Number of shares of Common Stock outstanding as of April 28, 1998: 2,704,857


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES |_|  NO |X|

                              TEARDROP GOLF COMPANY

                                FORM 10-QSB INDEX

                  FOR QUARTERLY PERIOD ENDED MARCH 31, 1998


                                                                     PAGE NO.
                                                                     --------
PART I. FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Consolidated Balance Sheet                            3

                  Consolidated Statements of Operations                 4

                  Consolidated Statements of Cash Flows                 5

                  Notes to Consolidated Financial Statements            6-8

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9-15


PART II. OTHER INFORMATION                                              16

SIGNATURE PAGE                                                          17

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                              TEARDROP GOLF COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                   (in $000's)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash                                                     $    375
   Accounts receivable less allowance for returns
       and doubtful accounts of $2,444                        16,624
   Inventories                                                14,384
   Other current assets                                          405
                                                            --------
       Total current assets                                            $ 31,788

PROPERTY AND EQUIPMENT, less accumulated
     depreciation                                                         5,026

GOODWILL AND INTANGIBLE ASSETS,
     less accumulated amortization                                        5,223
                                                                       --------

                                                                       $ 42,037
                                                                       ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable                                         $  4,646
   Accrued liabilities                                         7,118
                                                            --------
       Total current liabilities                                       $ 11,764

LONG TERM DEBT
   Long term debt                                             20,662
   Note payable, stockholder                                     400
                                                            --------
       Total long term debt                                              21,062

PREFERRED STOCK
      $.01 par value, authorized 1,000,000 shares,
      issued and outstanding 100,000 of series A
      cumulative convertible preferred                                   10,000

STOCKHOLDERS' DEFICIENCY:
   Common stock, $.01 par value, authorized
      10,000,000 shares, issued and outstanding
      2,654,857 shares                                            27
   Capital in excess of par value                              9,599
   Currency translation adjustment                               (24)
   Accumulated deficit                                       (10,391)
                                                            --------
       Total stockholders' deficiency                                      (789)
                                                                       --------

                                                                       $ 42,037
                                                                       ========


     See accompanying notes to unaudited consolidated financial statements.

                              TEARDROP GOLF COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
            (all dollar amounts, except per share amounts in $000's)
                                   (Unaudited)

                                                           1998          1997
                                                        ---------     ---------

Net sales                                               $  25,000     $     182

Cost of sales                                              15,499            42
                                                        ---------     ---------

Gross profit                                                9,501           140

Selling, general and
   administrative expenses                                  8,069           871
                                                        ---------     ---------

Income (loss) from operations                               1,432          (731)

Interest (expense) income, net                               (392)           32
                                                        ---------     ---------

Income (loss) before income taxes                           1,040          (699)

Income tax (expense)                                         (364)         --

Utilization of net operating loss carryforward                364          --
                                                        ---------     ---------

Net income (loss)                                       $   1,040     $    (699)
                                                        =========     =========

Preferred dividends                                            35          --
                                                        ---------     ---------

Income (loss) available to common shareholders          $   1,005     $    (699)
                                                        =========     =========

Net income (loss) per common share - basic              $    0.38     $   (0.33)
                                                        =========     =========

Net income (loss) per common share - diluted            $    0.33     $   (0.33)
                                                        =========     =========


Weighted Average Number of
   Common shares Outstanding -- Basic                   2,654,857     2,137,500
                                                        =========     =========

Weighted Average Number of
   Common shares Outstanding - Diluted                  3,029,440     2,137,500
                                                        =========     =========


     See accompanying notes to unaudited consolidated financial statements.

                                TEARDROP GOLF CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (in $000's)
                                   (Unaudited)

                                                                          1998        1997
                                                                        -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                       $ 1,040      $  (699)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                                           182           15
    Provision for doubtful accounts                                         157            2
 Changes in operating assets and liabilities:
    (Increase) in accounts receivable                                    (9,025)         (45)
     Decrease (increase) in inventories                                   6,885         (282)
    (Increase) in other current assets                                      (96)        (526)
    (Decrease) in accounts payable and other current liabilities         (2,392)        (221)
                                                                        -------      -------

NET CASH USED IN OPERATING ACTIVITIES                                    (3,249)      (1,756)
                                                                        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of Property and equipment                                     --            (41)
                                                                        -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under financing agreements                              3,401          276
   Repayment of note payable                                               --           (300)
   Repayment of stockholders' notes                                        --           (411)
   Proceeds from issuance of common stock                                  --            734
   Preferred Dividends                                                      (35)        --
                                                                        -------      -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 3,366          299
                                                                        -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       1         --

NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                       118       (1,498)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                      257        4,509
                                                                        -------      -------

   End of period                                                        $   375      $ 3,011
                                                                        =======      =======

     See accompanying notes to unaudited consolidated financial statements.

                              TEARDROP GOLF COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ALL AMOUNTS, EXCEPT SHARE AND PER SHARE AMOUNTS, IN $000
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1997 Annual Report to Shareholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 1998 do not necessarily indicate the results that may be expected for the full year.

As of January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement had no impact on the Company's net income or stockholders' deficiency. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive income (loss) amounted to $1,041 and $(699), respectively.


NOTE 2 - INVENTORIES

Inventories at March 31, 1998 consist of the following:

            Raw materials and work in process         $     4,659
            Finished goods                                  9,725
                                                      -----------
            Total                                     $    14,384




NOTE 3 - ACQUISITIONS

During the fourth quarter of 1997, the Company made the following acquisitions:

      a.    In October 1997, the Company acquired the assets of Pro Golf
            Promotions,

            LLC for 50,000 shares of the Company's common stock (valued at $225) and an option to purchase 25,000 additional shares of the Company's common stock at $4.50 per share exercisable for a period of three years from the date of grant (valued at $80).

      b. In November 1997, the Company completed the acquisition of the assets and certain liabilities of the Tommy Armour Golf Company in exchange for $11,600 cash, 175,000 shares of the Company's common stock (valued at $788), and 100,000 shares of the Company's Series A Convertible Preferred Stock (valued at $10,000).

      c. In December 1997, the Company acquired certain assets and liabilities of the Ram Golf Corporation in exchange for $2,668 cash, 187,357 shares of the Company's common stock (valued at $1,241), and a warrant to purchase 50,000 shares of the Company's common stock at a price of $6.625 (valued at $88), expiring December 29, 2002.

All three acquisitions were accounted for using the purchase method of accounting. The Company's evaluation of the assets acquired and liabilities assumed in these purchases is substantially complete and the Company does not anticipate any future adjustments. However, a final determination has not been made at this time. The operations of each company acquired have been included in the Company's Consolidated Statement of Operations from the respective dates of acquisition.

The following table reflects unaudited condensed pro-forma information for the three months ended March 31, 1997, as if each of the above companies had been acquired on January 1, 1997 and compares that information with condensed information from the accompanying Consolidated Statement of Operations for the three months ended March 31, 1998:

                                               Three Months Ended March 31
                                               ---------------------------
                                                  1998              1997
                                                -------           -------
            Net Sales                           $25,000           $11,675

            Income (loss) from operations         1,432            (4,994)

            Net income (loss)                     1,040            (5,888)

            Income (loss) per common share
                  Basic                           $0.38            $(2.31)
                  Diluted                          0.33             (2.31)

NOTE 4 - LONG TERM DEBT

During 1997, the Company obtained a line of credit from CoreStates Bank, N.A. (the "Bank") for $25,000, collateralized by a security interest in all the assets of the Company. The loan agreement requires, among other things, that the Company meet certain financial covenants. At March 31, 1998, the Company was in violation of certain of such financial covenants and has obtained waivers from the Bank, as appropriate.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has entered into endorsement agreements with touring golf professionals for periods of up to three years. The agreements typically provide for a base compensation and bonuses based upon, among other things, tournament performances, standings on the official money list and earning spots on Ryder or President Cup teams.

Minimum compensation requirements for the years ending December 31, 1998, 1999 and 2000, are approximately $1,900, $1,400 and $1,400, respectively.

In 1996, the Company entered into a two-year advertising agreement calling for aggregate payments of approximately $770. For 1998, the Company is obligated to spend approximately $450 in connection with such agreement.

In November 1996, the Company entered into a three-year employment agreement with its CEO commencing December 19, 1996. The agreement, provides for annual compensation of $250 for the years ending December 31, 1998 and 1999, and performance bonuses, as defined.

The Company has been named, among others, as a defendant in a lawsuit seeking damages of $12,000. The Company believes it has valid defenses to such lawsuit and will defend it vigorously. Accordingly, no reserve has been established in this connection. See "Part II, Item 1 -- Legal Proceedings."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

      OVERVIEW

      The Company designs, develops, manufactures and markets throughout the world high-quality, premium priced golf clubs based on its proprietary technologies, including its (a) TearDrop line of putters; (b) its Armour line of irons and woods; (c) its Ram line of irons, woods and wedges, and (d) its Zebra putters. The Company's lines of products are used by golfers throughout the world, including professional golfers on the Professional Golf Association ("PGA") Tour, the Senior PGA Tour, the Ladies PGA Tour and the Nike Tour. In addition, the Company operates a professional developmental golf tour for aspiring PGA Tour players.

      The Company introduced its first product, the TearDrop putter, in 1993 and commenced significant marketing and sales activities in 1994. The Company completed an initial public offering of its common stock and Redeemable Common Stock Purchase Warrants in December 1996. In January 1997, the Company commenced a substantial television and print advertising campaign, including the production and airing of a television infomercial and a series of television commercials. The costs to produce and air the infomercial and television commercials was substantial and resulted in losses as the Company continued to roll out its advertising campaign in the first three quarters of 1997. The advertising campaign was intended to increase awareness and exposure of the Company's products.

       In the fourth quarter of 1997, the Company made three acquisitions:

      (a) In October, the Company acquired the assets of Pro Golf Promotions, LLC, a professional developmental tour for aspiring PGA Tour players for 50,000 shares of the Company's common stock. The tour was immediately renamed "The TearDrop Professional Golf Tour."

      (b) In November, the Company acquired the Tommy Armour Golf Company ("Armour") from U.S. Industries for common stock, preferred stock and cash valued at approximately $22.5 million. With this acquisition, the Company expanded beyond its initial base of putters into a well-known, well-respected line of irons and woods.

      (c) In December, the Company acquired certain assets and assumed certain liabilities of the Ram Golf Corporation ("Ram") for common stock and cash with a value of approximately $3.7 million. With the Ram acquisition came another well-known and respected name in the golf business and the Company's product line was expanded to include Ram woods, irons and wedges and Zebra putters.

      Neither Armour nor Ram were profitable in 1997 or 1996. Armour reported losses of $19.1 million and $399,000 on sales of $32.0 million and $56.2 million for the fiscal years ended September 30, 1997 and 1996, respectively; and Ram reported losses of $4.1 million and $307 thousand on sales of $14.0 million and $19.4 million for the years ended December 31, 1997 and 1996, respectively.

        The Company believes that with the combination of the three companies and the use and endorsement of its products by touring professionals, the synergies available as a result of the combination of three similar companies, the elimination of unprofitable product lines, focused marketing of high quality products and the elimination of unnecessary expenses, the Company can realize operating results for the three companies that are better than if they were not combined. However, there can be no assurance that the Company will achieve profitability, or that if such profitability is obtained, that it can be maintained.

      The Company believes that an important element for increasing awareness and demand for its golf clubs is the building of a corps of touring professional golfers that will endorse, use and win with the Company's clubs. Accordingly, as an integral part of its marketing strategy, the Company continually seeks to obtain professional endorsements of its clubs. The Company has entered into endorsement agreements, of up to three years, with professional players on the PGA Tour, the Senior PGA Tour, the Ladies PGA Tour, the Nike Tour and players on foreign tours which provide for base payments in consideration of the use of the professionals' names in connection with the marketing of the Company's clubs and the use of the clubs by such professionals in tournament play. In addition, bonus payments that could be substantial may be made based upon tournament performance, standings on the official money list, and being named to the Ryder Cup or President Cup teams. The Company has granted stock options to certain of its endorsing professionals and intends to continue to do so in the future. The effect of a particular professional's endorsement on the successful marketing of the Company's clubs, and the heightening of awareness of the Company's name, may be directly related to the success of such professional in tournament play. The Company, however, will be required to compensate a professional whether or not he or she is successful. For 1998, the Company has entered into endorsement agreements which will require the payment of a minimum of approximately $1.9 million should each of the professionals use and endorse the Company's products as provided in the agreements.

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

        The Company believes that there are readily available alternative sources for each of the components comprising its clubs, although, of this, there can be no assurance. Any significant delay or disruption in the supply of components from the Company's suppliers or any quality problems with the supplier's components would delay the Company's delivery of finished products and adversely affect current sales and could adversely affect future sales potential if customers lose faith in the Company's ability to deliver a high-quality product on a timely basis. Further, given the highly seasonal nature of the golf equipment industry, such adverse effect would be exacerbated should any such supply delay or quality problem occur immediately prior to or during the six-month period ending June 30.

RESULTS OF OPERATIONS

      Three Months Ended March 31, 1998 Compared to Three Months Ended March
        31, 1997

      The Company had sales of approximately $25.0 million for the three months ended March 31, 1998 compared to sales of $182,000 for the three months ended March 31, 1997, an increase of $24.8 million. The increase in sales resulted from the additions of the operations of the businesses acquired during the fourth quarter of 1997, as described above as well as an increase in sales of the TearDrop putter line, which were the only sales for the three months ended March 31, 1997. Sales of Armour products were approximately $23.6 million for the three months ended March 31, 1998, including approximately $9.9 million in sales of Armour products that have been discontinued and will not be marketed on a substantial basis in the future. Sales of TearDrop putters were approximately $676,000 for the three months ended March 31, 1998 compared to the $182,000 in sales for the three months ended March 31, 1997, an increase of $494,000 or 271%. Sales of products from the Ram Golf Company line accounted for the remainder of the increase in sales. The Company cannot predict if and when sales of Ram products will increase at a level commensurate with the Company's other product lines.

      Cost of sales were approximately $15.5 million (62% of sales) for the three months ended March 31, 1998 compared to $42,000 (23% of sales) for the three months ended March 31, 1997, an increase of approximately $15.5 million. The increase in cost of sales as a percentage of sales reflects the high cost of the discontinued Armour products that were sold during the three months ended March 31, 1998, generally at reduced prices. In addition, the cost of manufacturing the Armour and Ram products, as a percentage of sales, is traditionally higher than the TearDrop line of products. The impact of these costs, as a percentage of sales, had the effect of decreasing gross margins on sales to 38% for the three months ended March 31, 1998 from 77% for the three months ended March 31, 1997.

      Selling, general and administrative expenses were approximately $8.0 million (32% of sales) for the three months ended March 31, 1998 as compared to $871,000 (479% of sales) for the three months ended March 31, 1997, an increase of approximately $7.2 million. This increase is attributable to the selling, general and administrative expenses of three combined companies in the 1998 period compared to only one company in the 1997 period, which includes increased personnel, facilities, significantly more advertising, and the expense of professional players' endorsement contracts.

      Interest expense, net for the three months ended March 31, 1998 was $392,000 compared to interest income, net for the three months ended March 31, 1997 of $32,000. In connection with the acquisitions described earlier, the Company obtained a line of credit for $25.0 million. The interest expense for the period ended March 31, 1998 reflects the interest expense on drawdowns against that line. In connection with the initial public offering of the Company's common stock in December 1996, the Company had invested its unutilized cash during the three months ended March 31, 1997 resulting in net interest income of $32,000.

      As a result of the increased sales related to the growth of the Company and through acquisitions, and a decrease of costs and expenses in the operations of these acquired businesses, as a percentage of sales, through consolidation of operations, the Company had net income of $1,040,000 or $.38 per common share - basic ($.33 per common share - diluted), after a provision of $35,000 for dividends on preferred stock for the three months ended March 31, 1998 compared to a net loss of $699,000, or $.33 per share - basic and diluted, for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company had net working capital of approximately $20.0 million and $20.7 million was payable to CoreStates Bank under the line of credit described below. Nevertheless, because of the effect on the Company's Balance Sheet of the $10.0 million of Series A Cumulative Convertible Preferred Stock as a reduction of equity, the Company had total stockholder's deficiency of $789,000.

      Pursuant to a Loan and Security Agreement between the Company and CoreStates Bank, N.A. ("CoreStates"), CoreStates provided a $25 million revolving credit facility (the "Credit Facility") to the Company to finance the acquisition of the assets of Armour and Ram and the Company's working capital and general corporate expenditures. The Company drew down $10 million under the Credit Facility to fund the cash payment for Armour and approximately $2.7 million under the Credit Facility to fund the cash payment for Ram. Funds extended pursuant to the Credit Facility accrue interest at the prime rate minus 1/2% or LIBOR plus 2% per annum. The Credit Facility is secured by substantially all of the assets of the Company, including the assets acquired in connection with the Acquisition. The Loan Agreement contains restrictions on certain of the Company's activities, including, but not limited to, the payment of dividends, redemption of securities and the sale of assets outside the ordinary course of the Company's business. The Loan Agreement also provides that the Company meet certain financial covenants. At March 31, 1998, the Company was in violation of such covenants and has obtained waivers from CoreStates with respect thereto. The Company is still not in compliance with such covenants and no assurance can be given that CoreStates will continue to waive such covenant defaults in the future.

      In 1996, the Company issued a note to the Company's Chief Executive Officer for $400,000 which bears interest at 8% and is due on the earlier of December 19, 1999 or upon the exercise of all of the Redeemable Common Stock Purchase Warrants (the "Warrants") issued by the Company in connection with its initial public offering. On May 14, 1998, the Company announced the redemption of the Warrants on June 19, 1998. As a result, it can be expected that the Warrants will be exercised and the loan will be repaid.

      The Company offers its customers credit terms of 30 days to 90 days, depending on the type of account. Cash needs are highest in the first quarter of the year, as inventories are being purchased and, while product is being shipped to customers. However, the cash receipts from those sales may not be received for up to 90 days. In addition, a significant financial commitment is made for advertising during the first quarter of the year.

      The Company does not have any significant capital expansion plans at the present time and any capital expenditures will be financed from internally generated funds and its credit facility. There can be no assurance, however, that the current line of credit is sufficient to allow the Company to meet its needs, particularly if sales do not increase or if the Company encounters operational difficulties.

      During 1998, the Company anticipates that it will spend in excess of $15 million on advertising. The Company is obligated to pay a minimum of $450,000 in 1998 under an advertising agreement with the Golf Channel.

      The statements of cash flows for the Company for the three months ended March 31, 1998 and 1997 is summarized below:

                                                 1998         1997
                                              ----------   ----------
         Net cash used by operating
            activities                        $3,249,000   $1,756,000
         Net cash used in investing
            activities                                         41,000
         Net cash provided by financing
           activities                          3,366,000      299,000

      In connection with the acquisition of the assets of Armour, the Company issued 100,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock is entitled to cumulative dividends at 6% per annum for the first year after issuance, 7.5% per annum for the second year after issuance and 9% per annum thereafter, subject to certain increases if the Company is unable to comply with its obligations under the Registration Agreement described below. The Company is subject to certain restrictions with regard to the payment of dividends or distributions or other classes of stock. The Series A Preferred Stock is convertible into shares of Common Stock at any time at the rate of $7.50 per share, subject to adjustment under certain conditions. The Series A Preferred Stock shall rank with respect to dividends and with respect to distributions upon the liquidation, dissolution or winding up of the Company, senior to all classes or series of common stock, preferred stock or other securities of the Company. On November 10, 2002, the Company shall redeem from any source of funds legally available therefore, all of the shares of the Series A Preferred Stock then outstanding at a price of $100 per share of Series A Preferred Stock, subject to adjustment under certain conditions, plus any accrued and unpaid interest. The Certificate of Designation for the Series A Preferred Stock restricts the Company from entering into any agreement that would prohibit or restrict its ability to redeem the Series A Preferred Stock or pay dividends when due except under certain circumstances. In addition, the Company is required, in connection with the consummation of any public or private issuance or sale of debt or equity securities of the Company or any of its subsidiaries for cash or partially for cash, simultaneously with the receipt of the cash proceeds of such transaction, to apply 70% of the net cash proceeds therefrom to the pro rata redemption of then outstanding Series A Preferred Stock. Up to 70% of the proceeds from the exercise of the Warrants may be used to redeem the Series A Preferred Stock. However, the holder thereof may elect to convert all or some of such shares into shares of the Company's Common Stock prior to the redemption date.

WARRANT REDEMPTION

      On May 14, 1998, the Company sent a notice to all registered holders of its Warrants stating that it has elected to exercise its option to redeem the Warrants on or after June 19, 1998 at a price of $.01 per Warrant. Each Warrant entitles the holder thereof to purchase, at a price of $5.50, one share of the Company's Common Stock.

      The Warrants may be exercised until 5:00 p.m., New York City time on June 19, 1998, at which time, unless extended by the Company, the right to exercise the Warrants terminates, the Warrants become void and all rights available to a Warrant holder, other than the right to receive the redemption price for all Warrants then owned, cease. There are presently outstanding 1,437,500 Warrants to purchase an aggregate of 1,437,500 shares of Common Stock. Of the proceeds received by the Company from the exercise of the Warrants, up to 70% may be used to redeem a portion of the Company's Series A Preferred Stock, approximately $400,000 will be used to repay indebtedness to an officer of the Company and the remainder will be added to the Company's working capital and used for general corporate purposes.

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

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (b)   Reports on Form 8-K:

            During the quarter ended March 31, 1998, the following reports on Form 8-K were filed by the Company:

            (1) A Form 8-K/A was filed by the Company with the Securities and Exchange Commission (the "Commission") on January 13, 1998 to report the financial statements of Tommy Armour Golf Company and Affiliates for the fiscal years ended September 30, 1997, 1996 and 1995 and pro forma financial information of such entities. The Form 8-K/A was filed to amend the Form 8-K filed by the Company with the Commission on November 26, 1997 to report the acquisition on November 10, 1997 by the Company, through its newly-formed, wholly-owned subsidiary currently named Tommy Armour Golf Company, of substantially all of the assets of Tommy Armour Golf Company, a Delaware corporation (now known as T.A. Liquidation Corp.), Tommy Armour Golf (Scotland) Ltd. and the golf operations of USI Canada Inc., an Ontario corporation.

            (2) A Form 8-K was filed by the Company with the Commission on January 13, 1998 to report the acquisition on December 29, 1997 by the Company, through its newly-formed, wholly-owned subsidiary then known as TearDrop RAM Golf Company (now known as RAM Golf Corporation) of substantially all of the assets of RAM Golf Corporation, a Delaware corporation (now known as JRH Golf Corporation) including the stock of RAM Golf UK, Ltd., a UK corporation. The Company determined that it was not necessary to provide any financial information under Rule 3-05 of Regulation S-X or pro forma financial information under Article 11 of Regulation S-X, and filed with the Commission a Form 8-K/A to report such on March 16, 1998.

            (3) A Form 8-K was filed by the Company with the Commission on March 4, 1998 to report the dismissal, effective February 27, 1998, by the Company of Rothstein, Kass & Company, P.C. as principal accountants of the Company and to engage, effective as of such date, Ernst & Young LLP as principal accountants of the Company.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TEARDROP GOLF COMPANY



Dated:  May 14, 1998                            /s/ RUDY A. SLUCKER
                                          --------------------------------------
                                          Rudy A. Slucker, President and Chief
                                          Executive Officer (Principal Executive
                                          Officer)



Dated:  May 14, 1998                            /s/ JOSEPH CIONI
                                          --------------------------------------
                                          Joseph Cioni, Vice President of
                                          Finance and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)