Form 10QSB
period 1998-06-30
TEARDROP GOLF CO
filed 1998-08-14
CIK 1025566

Commission File Number 0-29014

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                              TEARDROP GOLF COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE
          (State or other
          jurisdiction of                                       51-105660
          incorporation or                                  (I.R.S. Employer
            organization)                                  Identification No.)

         1080 Lousons Road
          Union, New Jersey                                       07083
(Address of Principal Executive Office)                         (Zip Code)

       Registrant's telephone number, including area code: (908) 688-4445

      Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

  Number of shares of Common Stock outstanding as of August 7, 1998: 5,199,890

Transitional Small Business Disclosure Format (Check One): Yes |_| No |x|

                              TEARDROP GOLF COMPANY

                                FORM 10-QSB INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1998

                                                                        Page No.
                                                                        --------

Part I. Financial Information

        Item 1.   Financial Statements

                  Consolidated Balance Sheet                            3

                  Consolidated Statements of Operations                 4

                  Consolidated Statements of Cash Flows                 5

                  Notes to Consolidated Financial Statements            6-9

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         10-17

Part II. Other Information                                              18

Signature Page                                                          19

                         PART I. Financial Information

Item 1. Financial Statments

                              TearDrop Golf Company
                           Consolidated Balance Sheet
                                  June 30, 1998
                                   (in $000's)
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash                                                                 $    102
   Accounts receivable less allowance for returns and
       doubtful accounts of $1,502                                        19,181
   Inventories                                                            16,691
   Other current assets                                                      424
                                                                        --------
       Total current assets                                                         $ 36,398

PROPERTY AND EQUIPMENT, less accumulated
     depreciation                                                                      5,050

GOODWILL AND INTANGIBLE ASSETS, less accumulated amortization                          5,468
                                                                                    --------

                                                                                    $ 46,916
                                                                                    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                     $  6,183
   Accrued liabilities                                                     6,552
                                                                        --------
       Total current liabilities                                                    $ 12,735

LONG TERM DEBT                                                                        17,794

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized
      10,000,000 shares, issued and outstanding
      5,196,045 shares                                                        52
   Capital in excess of par value                                         25,323
   Currency translation adjustment                                           (24)
   Accumulated deficit                                                    (8,964)
                                                                        --------
       Total stockholders' equity                                                     16,387
                                                                                    --------

                                                                                    $ 46,916
                                                                                    ========

            See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                      Consolidated Statements of Operations
        For the Three Months and Six Months Ended June 30, 1998 and 1997
            (all dollar amounts, except per share amounts in $000's)
                                   (Unaudited)

                                                        Three Months                   Six Months
                                                        Ended June 30,                Ended June 30,
                                                 --------------------------    --------------------------
                                                    1998           1997           1998           1997
                                                 -----------    -----------    -----------    -----------
Net sales                                        $    19,574    $     1,222    $    44,574    $     1,404

Cost of sales                                          9,810            278         25,309            319
                                                 -----------    -----------    -----------    -----------

Gross profit                                           9,764            944         19,265          1,085

Selling, general and
   administrative expenses                             7,928          2,405         15,997          3,276
                                                 -----------    -----------    -----------    -----------

Income (loss) from operations                          1,836         (1,461)         3,268         (2,191)

Interest (expense) income, net                          (409)             9           (801)            41
                                                 -----------    -----------    -----------    -----------

Income (loss) before income taxes                      1,427         (1,452)         2,467         (2,150)

Income tax (expense)                                    (500)            --           (863)            --

Utilization of net loss carryforward                     500             --            863             --
                                                 -----------    -----------    -----------    -----------

Net income (loss)                                $     1,427    $    (1,452)   $     2,467    $    (2,150)
                                                 ===========    ===========    ===========    ===========

Preferred dividends                                      102             --            137             --
                                                 -----------    -----------    -----------    -----------

Income (loss) available to common shareholders   $     1,325    $    (1,452)   $     2,330    $    (2,150)
                                                 ===========    ===========    ===========    ===========

Net income (loss) per common share - basic       $      0.43    $     (0.66)   $      0.82    $     (0.99)
                                                 ===========    ===========    ===========    ===========

Net income (loss) per common share - diluted     $      0.30    $     (0.66)   $      0.60    $     (0.99)
                                                 ===========    ===========    ===========    ===========


Weighted Average Number of
   Common shares Outstanding - Basic               3,059,012      2,187,500      2,858,051      2,162,638
                                                 ===========    ===========    ===========    ===========

Weighted Average Number of
   Common shares Outstanding - Diluted             4,474,257      2,187,500      3,865,511      2,162,638
                                                 ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
                                   (in $000's)
                                   (Unaudited)

                                                                                   Six Months
                                                                                 Ended June 30,
                                                                              --------------------
                                                                                1998        1997
                                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                             $  2,467    $ (2,150)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                                                  355          33
    Provision for doubtful accounts                                                308          71
    Common stock and options issued for services                                    --          32
 Changes in operating assets and liabilities:
    Increase in accounts receivable                                            (11,733)       (389)
    (Increase) decrease in inventories                                           4,578        (389)
    (Increase) in other current assets                                            (115)       (593)
    Increase (decrease) in accounts payable and other current liabilities       (1,420)        156
                                                                              --------    --------

NET CASH USED IN OPERATING ACTIVITIES                                           (5,560)     (3,229)
                                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of Property and equipment                                            (132)       (118)
   Other                                                                           (22)         --
                                                                              --------    --------

NET CASH USED IN INVESTING ACTIVITIES                                             (154)       (118)
                                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under financing agreements                            533          --
   Repayment of note payable                                                        --        (308)
   Repayment of stockholders' notes                                               (400)       (443)
   Proceeds from issuance of common stock                                           --         734
   Proceeds from redemption of common stock purchase warrants                    8,562          --
   Redemption of preferred stock                                                (3,000)         --
   Preferred dividends                                                            (137)         --
                                                                              --------    --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              5,558         (17)
                                                                              --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              1          --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (155)     (3,364)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                             257       4,509
                                                                              --------    --------

   End of period                                                              $    102    $  1,145
                                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                              TEARDROP GOLF COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            All amounts, except share and per share amounts, in $000
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1997 Annual Report to Shareholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter or the six months ended June 30, 1998 do not necessarily indicate the results that may be expected for the full year.

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

During the first six months of 1998 and 1997, total comprehensive income (loss) amounted to $2,468 and $(2,150), respectively.

NOTE 2 - INVENTORIES

Inventories at June 30, 1998 consist of the following:

                  Raw Materials and work in process         $   6,568
                  Finished Goods                               10,123
                  Total Inventories                         $  16,691

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

      b. In November 1997, the Company completed the acquisition of the assets and liabilities of the Tommy Armour Golf Company in exchange for $11,600 cash, 175,000 shares of the Company's common stock (valued at $788), and 100,000 shares of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") (valued at $10,000).

      c. In December 1997, the Company acquired certain assets and liabilities of the Ram Golf Corporation in exchange for $2,668 cash, 187,357 shares of the Company's common stock (valued at $1,241), and a warrant to purchase 50,000 shares of the Company's common stock at a price of $6.625 (valued at $88), expiring December 29, 2002.

All three acquisitions were accounted for using the purchase method of accounting. The Company's evaluation of the assets acquired and the liabilities assumed in these purchases is substantially complete and the Company does not anticipate any future adjustments (See Note 7). However, a final determination has not been made at this time. The operations of each company acquired have been included in the Company's Consolidated Statement of Operations from the respective dates of acquisition.

The following table reflects unaudited condensed pro-forma information for the three and six month periods ended June 30, 1997, as if each of the above companies had been acquired on January 1, 1997 and compares that information with condensed information from the accompanying Consolidated Statements of Operations for the three and six month periods ended June 30, 1998:

                               Three Month Periods          Six Month Periods
                                 Ended June 30,               Ended June 30,
                               1998          1997           1998         1997

Net Sales                 $  19,574     $  18,998      $  44,574    $  30,673

Income (loss)
 from operations              1,836        (4,668)         3,268       (9,662)

Net income (loss)             1,427        (5,526)         2,467      (11,414)

Income (loss) per
 common share
      Basic               $    0.43     $   (2.15)     $    0.82    $   (4.43)
      Diluted             $    0.30     $   (2.15)     $    0.60    $   (4.43)

NOTE 4 - LONG TERM DEBT

During 1997, the Company obtained a line of credit with First Union National Bank, successor by merger to CoreStates Bank, N.A., (the "Bank") for $25,000, collateralized by a security interest in all the assets of the Company. The loan agreement provides, among other things, that the Company satisfy certain financial covenants. At June 30, 1998, the Company was in violation of certain of such covenants and has obtained waivers from the Bank, as appropriate. There can be no assurance that the Bank will continue to waive the Company's violation of such covenants.

NOTE 5 - STOCKHOLDERS' EQUITY

In May, 1998, the Company redeemed 30,000 shares of its Series A Preferred Stock for $3,000 and in June, 1998, the holder of the remaining 70,000 shares converted such shares into 933,333 shares of Common Stock of the Company.

In May, 1998, the Company notified all registered holders of its Warrants of the Company's intention to redeem such warrants in June, 1998 for $.01. Each Warrant entitled the holder thereof to purchase one share of the Company's Common Stock at a price of $5.50 per share.

Pursuant to that notification, substantially 100% of the Warrants were exercised by the holders and the Company issued 1,525,855 shares of its Common Stock in exchange for $8,300.

From March through June 1998, up to 135,563 shares of Common Stock of the Company were purchased by the administrator of the Company's 401(k) plan (the "Plan") on behalf of certain employees of the Company at prices generally ranging from $6.88 to $10.00. It appears that the provisions of the Federal Securities Act of 1933 relating to the registration of securities may not have been fully complied with in connection with the offer or sale of these securities. Accordingly, the Company offered to repurchase these securities from the relevant employee 401(k) accounts for their purchase price for cash, plus interest from the date of purchase. The Company commenced the offer on July 16, 1998 and the offer terminates on August 15, 1998.

NOTE 6 - SEASONALITY

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has entered into endorsement agreements with touring golf professionals for periods of up to three years. The agreements typically provide for a base compensation and bonuses based upon, among other things, tournament performances, standings on the official money list and earning spots on Ryder or President Cup teams.

Minimum compensation requirements for the years ending December 31, 1998, 1999 and 2000, are approximately $2,000, $1,400 and $1,400, respectively.

The Company entered into a two year advertising agreement aggregating approximately $770. For 1998, the Company is committed for approximately $450 in connection with such agreement.

In November 1996, the Company entered into a three year employment agreement with its President and Chief Executive Officer commencing December 19, 1996. The agreement provides for annual compensation of $250 for the years ending December 31, 1998 and 1999, and performance bonuses, as defined.

The Company has been named, among others, as a defendant in a lawsuit seeking damages of $12,000. The Company believes that the lawsuit is without merit and will defend it vigorously. Accordingly, no reserve has been established in this connection.

A legal action has also been commenced against the Company by Laser Golf Corporation and James R. Hansberger ("JRH"), the seller of the assets of Ram Golf Corporation to the Company, in connection with disputes between JRH and the Company relating to post closing adjustments and certain of the shares of the Company's Common Stock that were placed in escrow at the time of the acquisition. JRH is seeking, among other things, the release of such shares to JRH and damages and costs resulting from the Company's continuing refusal to do so, including the potential loss to JRH as a result of any decrease in the market value of the shares of Common Stock of the Company. The Company believes that JRH is not entitled to the release of all of the shares and intends to vigorously defend the claim. See "Part II, Item 1 - Legal Proceedings."

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

      Neither Armour nor Ram were profitable in 1997 or 1996. Armour reported losses of approximately $19.1 million and $400,000 on sales of approximately $32.0 million and $56.2 million for the fiscal years ended September 30, 1997 and 1996, respectively; and Ram reported losses of approximately $4.1 million and $307,000 on sales of approximately $14.0 million and $19.4 million for the years ended December 31, 1997 and 1996, respectively.

      The Company believes with the combination of the three companies and the use and endorsement of its products by touring professionals, the synergies available with the combination of three similar companies, the elimination of unprofitable product lines, focused marketing of the high quality products and the elimination of unnecessary expenses, the Company can realize operating results for the three companies that are better than if they were not combined. However, there can be no assurance that the Company will achieve significant profitability, or that if such profitability is obtained, that it can be maintained.

      The Company believes that an important element for increasing awareness and demand for its golf clubs is the building of a corps of touring professional golfers that will endorse, use and win with the Company's clubs. Accordingly, as an integral part of its marketing strategy, the Company continually seeks to obtain professional endorsements of its clubs. The Company has entered into endorsement agreements, of up to three years, with professional players on the PGA Tour, the Senior PGA Tour, the Ladies PGA Tour, the Nike Tour and players on foreign tours which provide for base payments in consideration of the use of the professionals' names in connection with the marketing of the Company's clubs and the use of the clubs and other golf accessories, such as golf bags and hats and shirts containing the Company's logo, by such professionals in tournament play. In addition, bonus payments that could be substantial may be made based upon tournament performance, standings on the official money list, and selection to the Ryder Cup or President Cup teams. The Company has granted stock options to certain of its endorsing professionals and intends to continue to do so in the future. The effect of a particular professional's endorsement on the successful marketing of the Company's clubs, and the heightening of awareness of the Company's name, may be directly related to the success of such professional in tournament play. The Company, however will be required to compensate a professional whether or not he or she is successful. For 1998, the Company has entered into endorsement agreements which will require the payment of a minimum of approximately $2 million should each of the professionals use and endorse the Company's products as provided in the agreements.

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

      The Company believes that there are readily available alternative sources for each of the components comprising its clubs, although of this there can be no assurance. Any significant delay or disruption in the supply of components from the Company's suppliers or any quality problems with the supplier's components would delay the Company's delivery of finished products and adversely affect current sales and could adversely affect future sales potential if customers lose faith in the Company's ability to deliver a high-quality product on a timely basis. Further, given the highly seasonal nature of the golf equipment industry, such adverse effect would be exacerbated should any such supply delay or quality problem occur immediately prior to or during the six-month period ending June 30.

Results of Operations

      Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

      The Company had sales of $44.6 million for the six months ended June 30, 1998 compared to sales of $1.4 million for the six months ended June 30, 1997, an increase of $43.2 million. The increase in sales resulted from the increased product lines and sales networks available to the Company as a result of the acquisitions described above as well as increases in sales of the TearDrop putter line, which accounted for the entire sales for the 1997 period. Sales of the TearDrop putter line were approximately $2.1 million for the six months ended June 30, 1998, a 50% increase over the previous year. Sales of Armour products were approximately $39.0 million, including $11.1 million in sales of a discontinued product line, and sales of Ram products were approximately $3.4 million in the six month period ended June 30, 1998.

      Gross profit on sales for the six months ended June 30, 1998 was $19.3 million or 43.2% of sales compared to $1.1 million or 77.3% of sales for the six months ended June 30, 1997. The increase in gross profit is directly attributable to the increase in sales described in the previous paragraph. The decrease in gross profit as a percentage of sales is due to two significant reasons. First, all sales in the six months ended June 30, 1997 were of TearDrop putters, which carry a higher gross profit percentage than other products in the Company's product line, compared to the six month period ended June 30, 1998, during which TearDrop putters accounted for approximately 4.7% of total sales. Secondly, in the six month period ended June 30, 1998, there were approximately $11.1 million in sales (approximately 24.9% of total sales) of a discontinued product line, which was disposed of at less than normal gross profit percentage.

      Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 1998 were $16.0 million (35.9% of sales) compared to $3.3 million (233.3% of sales) for the six months ended June 30, 1997. The increase is attributable to the substantial increase in the size of the Company in 1998 compared to 1997, including increases in personnel and facilities, and significant increases in advertising, marketing and the expenses relating to professional golfer endorsement contracts.

      Interest expense for the six months ended June 30, 1998 was $801,000 compared to interest income of $41,000 for the six months ended June 30, 1997. In connection with the acquisitions of Armour and Ram, the Company obtained a $25 million line of credit and had borrowed under that line during 1998. In 1997, the Company had invested the unused proceeds from its initial public offering completed in December 1996, generating interest income.

      Due to operating losses incurred prior to 1998, the Company has a net operating tax loss carry forward, and therefore, income tax expense, which would be accrued against any income in 1998 will be offset by application of appropriate net operating tax loss carry forwards.

      As a result in the significant increase in sales, as well as certain cost savings achieved through the consolidation of the three companies, the Company had a net income of $2.5 million ($.82 per common share basic after provision for preferred dividends of $137 thousand; $.60 per common share diluted) for the six months ended June 30, 1998 compared to a net loss of $2.2 million ($.99 net loss per share, both basic and diluted) for the six months ended June 30, 1997.

      Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

      The Company had sales of $19.6 million for the three months ended June 30, 1998 compared to sales of $1.2 million for the three months ended June 30, 1997, an increase of $18.4 million. The increase in sales resulted from the increased product lines and sales networks available to the Company as a result of the acquisitions described above as well as an increase in sales of the TearDrop putter line, which accounted for the only sales for the three months ended June 30, 1997. Sales of Armour products were approximately $15.4 million for the three months ended June 30, 1998, including approximately $1.5 million in sales of products that have been discontinued and will not be marketed on a substantial basis in the future. Sales of TearDrop putters were approximately $1.4 million for the three months ended June 30, 1998 compared to $1.2 million in sales for the three months ended June 30, 1997, an increase of $200,000 or 16.6%. Sales of products from the Ram line accounted for the remainder of the increase in sales.

      Cost of sales were $9.8 million (50.1% of sales) for the three months ended June 30, 1998 compared to $0.3 million (22.7% of sales) for the three months ended June 30, 1997, an increase of $9.5 million. The cost of manufacturing the Armour and Ram products, as a percentage of sales, is generally higher than the TearDrop line of products, which accounted for 100% of the 1997 sales but only 7.1% of the 1998 sales. The increase in cost of sales as a percentage of sales also reflects the relative high cost of the discontinued Armour products that were sold during the three months ended June 30, 1998, generally at reduced prices. The impact of these costs, as a percentage of sales, had the effect of decreasing gross margins on sales to 49.9% for the three months ended June 30, 1998 from 77.3% for the three months ended June 30, 1997.

      Selling, general and administrative expenses were $7.9 million (40.5% of sales) for the three months ended June 30, 1998 as compared to $2.4 million (196.8% of sales) for the three months ended June 30, 1997, an increase of $5.5 million. This increase is attributable to the substantial increase in the size of the Company in 1998 compared to the 1997 period, including increased personnel and facilities, significantly higher advertising and marketing expenses and the expenses of professional golfers' endorsement contracts.

      Interest expense, net for the three months ended June 30, 1998 was $409,000 compared to interest income, net for the three months ended June 30, 1997 of $9,000. In connection with the acquisitions described earlier, the Company obtained a line of credit for $25 million. The interest expense for the period ended June 30, 1998 reflects the interest expense on drawdowns against that line. In connection with the initial public offering of the Company's common stock in December, 1996, the Company had invested its unutilized cash during the three months ended June 30, 1997 resulting in net interest income of $9,000.

      As a result of the increased sales related to the growth of the Company and through acquisitions, and a decrease of costs and expenses, as a percentage of sales, through consolidation of operations, the Company experienced net income of $1.4 million or $.43 per common share - basic ($.30 per common share - diluted), after a provision of $102,000 for dividends on preferred stock for the three months ended June 30, 1998 compared to a net loss of $1.5 million, or $.66 per share - basic and diluted, for the three months ended June 30, 1997.

Liquidity and Capital Resources

      At June 30, 1998, the Company had net working capital of $23.7 million and $17.5 million was payable to First Union Bank under the line of credit described below.

      Pursuant to a Loan and Security Agreement (the "Loan Agreement") between the Company and First Union National Bank, successor by merger to CoreStates Bank, N.A. ("First Union"), First Union provided a $25 million revolving credit facility (the "Credit Facility") to the Company to finance the acquisition of the assets of Armour and Ram and the Company's working capital and general corporate expenditures. The Company drew down $10 million under the Credit Facility to fund the cash payment for Armour and $2.7 million under the Credit Facility to fund the cash payment for Ram. Funds extended pursuant to the Credit Facility accrue interest at the prime rate minus 1/2% or LIBOR plus 2% per annum. The Credit Facility is secured by substantially all of the assets of the Company, including the assets acquired in connection with the acquisitions of Armour and Ram. The Loan Agreement contains restrictions on certain of the Company's activities, including, but not limited to, the payment of dividends, redemption of securities and the sale of assets outside the ordinary course of the Company's business. The Loan Agreement also provides that the Company meet certain financial covenants. At June 30, 1998, the Company was in violation of such covenants and has obtained waivers from First Union with respect thereto. The Company is still not in compliance with such covenants and no assurance can be given that the Bank will continue to waive such covenant defaults in the future.

      In 1996, the Company issued a note to the Company's Chief Executive Officer for $400,000 which bears interest at 8% and is due on the earlier of December 19, 1999 or upon the exercise of all of the warrants issued by the Company in connection with its initial public offering. The note was repaid in full in June 1998.

      The Company's credit terms range from 30 days to 90 days, depending on the type of account. Cash needs are highest in the first quarter of the year, as inventories are being purchased. The majority of sales is typically shipped to customers in the first six months of the year. Accordingly, receivable balances typically increase through the first six months of the year and decrease in the second six months of the year. In addition, a significant financial commitment is made for advertising during the first quarter of the year.

      The Company does not have any significant capital expansion plans at the present time and any capital expenditures will be financed from internally generated funds. There can be no assurance, however, that the current line of credit is sufficient to allow the Company to meet its needs, particularly if sales do not increase or if the Company encounters operational difficulties.

      During 1998, the Company anticipates that it will spend in excess of $15 million on advertising. In addition, the Company has entered into endorsement agreements with touring golf professionals that provide for minimum payments of $2 million through 1998 and the payment of additional bonuses of cash or stock based upon certain performance criteria.

      The statements of cash flows for the Company for the six months ended June 30, 1998 and 1997 is summarized below:

                                                     1998          1997
                                                     ----          ----
         Net cash used in operating
         activities                           $   5,560,000  $   3,229,000

         Net cash used in investing
         activities                                 154,000        118,000

         Net cash provided by (used in)
         financing activities                     5,558,000        (17,000)

      In connection with the acquisition of the assets of the Tommy Armour Golf Company, the Company issued 100,000 shares of Series A Preferred Stock, which were convertible into shares of Common Stock at any time at the rate of $7.50 per share, subject to adjustment under certain conditions and was entitled to cumulative dividends at 6% per annum for the first year after issuance.

      In May, 1998, the Company redeemed 30,000 shares of the Series A Preferred Stock for $3 million, and in June 1998, the holder of the remaining 70,000 shares converted such shares into 933,333 shares of Common Stock of the Company.

      From March through June 1998, up to 135,563 shares of Common Stock of the Company were purchased by the administrator of the Company's 401(k) plan (the "Plan") on behalf of certain employees of the Company at prices generally ranging from $6.88 to $10.00. It appears that the provisions of the Federal Securities Act of 1933 and relating to the registration of securities may not have been fully complied with in connection with the offer or sale of these securities. Accordingly, the Company offered to repurchase these securities from the relevant employee 401(k) accounts for their purchase price for cash, plus interest from the date of purchase. The Company commenced the offer on July 16, 1998 and the offer terminates on August 15, 1998. Employees holding a significant number of the above shares of Common Stock have accepted the offer to date and the Company cannot yet determine with certainty the final number of shares that will be repurchased. Nevertheless the Company will be required to expend its capital to satisfy acceptances of offers by its employees, which could have a material adverse effect upon the Company's liquidity and cash position.

Warrant Redemption

      On May 14, 1998, the Company delivered a notice to all registered holders of its Warrants stating that it had elected to exercise its option to redeem the Warrants on or after June 19, 1998 at a price of $ .01 per Warrant. Each Warrant entitled the holder thereof to purchase, at a price of $5.50, one share of the Company's Common Stock. Prior to June 19, 1998, substantially 100% of the Warrants were exercised by the holders thereof and the Company issued 1,532,855 shares of its Common Stock in exchange for $8.3 million.

Year 2000 Modifications

      The Company recognizes the potential business impacts related to the Year 2000 computer system issue. The issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations. The Company began to address the Year 2000 issue in 1997, and continues to implement measures to ensure that its business operations are not disrupted. The Company estimates that it will spend approximately $165,000 above normal operating costs in order to comply with Year 2000 issues.

Seasonality

      The purchasing decisions of most customers are typically made in the autumn and a vast majority of sales are expected to occur during the first six months of the year. In addition, quarterly results may vary from year to year due to the timing of new product introductions, orders and sales, advertising expenditures, promotional periods and shipments. As a result, the Company anticipates that sales during the quarter ending September 30 will be lower than during the prior quarter. Accordingly, comparisons of quarterly information of the Company's results of operations may not be indicative of the Company's overall annual performance.

Forward Looking Statements

      When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected and are subject to a variety of risks including the acceptance and pricing of new and existing products, general economic conditions as they affect the Company's customers, the success of the Company's new sales programs, substantial indebtedness, dependence upon endorsements, increased marketing costs, the seasonal nature of the Company's business, as well as other risks detailed, from time to time, in the Company's filings with the Securities and Exchange Commission, including the report on Form 10-KSB for the year ended December 31, 1997. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998 or any future period.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      An action was served upon the Company in the Eastern District of Pennsylvania on February 28, 1998 entitled "Izett Manufacturing, Inc., Plaintiff, vs. RAM Golf Corporation, JRH Corporation, Laser Golf Corporation, TearDrop Golf Company and TearDrop RAM Golf Company, Defendants." seeking damages of $12 million. The claim relates to an agreement assumed by the Company in December 1997 in connection with the acquisition of the assets of RAM Golf Corporation. The Company believes that it has valid defenses to such claim and intends to defend the claim vigorously.

      On June 25, 1998, an action for declaratory judgment, specific performance and damages was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, by Laser Golf Corporation and James R. Hansberger against the Company and TearDrop Ram Golf Company, its wholly-owned subsidiary. The plaintiffs are seeking the following: (i) declaratory relief under the agreements relating to the acquisition by the Company of the assets of Ram Golf Corporation, (ii) damages, among other things, relating to the Company's failure to release up to 183,007 shares of Common Stock that are currently outstanding but are held in escrow, (iii) repayment of up to $283,000 in accounts payable that are alleged to have been assumed by the Company at the time of the purchase of the assets, (iv) an additional 55,994 shares of Common Stock as a result of a claimed post-closing adjustment due to its calculations of inventory transferred to the Company, and (v) a declaration that certain non-competition agreements entered into between them and the Company are unenforceable. The Company believes that for a variety of reasons, the plaintiffs should not be entitled to delivery of the shares of Common Stock currently held in escrow. The Company intends to defend the action vigorously and to in fact pursue remedies that it believes that it has against the plaintiffs. Nevertheless, to the extent that the litigation may involve costs to the Company or that it may be responsible for damages to the plaintiffs, the Company may incur costs and expenses in excess of amounts previously anticipated at the time of the acquisition.

Item 6. Exhibits and Reports on Form 8-K.

      (b)   Reports on Form 8-K:

            During the quarter ended June 30, 1998, no reports on Form 8-K were filed by the Company.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEARDROP GOLF COMPANY


Dated:  August 11, 1998                    /s/ Rudy A. Slucker
                                          ------------------------------------
                                          Rudy A. Slucker, President and Chief
                                          Executive Officer (Principal Executive
                                          Officer)


Dated:  August 11, 1998                    /s/ Joseph Cioni
                                          ------------------------------------
                                          Joseph Cioni, Vice President of
                                          Finance and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)