Form 10QSB
period 1998-09-30
TEARDROP GOLF CO
filed 1998-11-17
CIK 1025566

Commission File Number 0-29014

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                              TEARDROP GOLF COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                              51-105660
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

          1080 Lousons Road
          Union, New Jersey                                        07083
(Address of PrincipalExecutive Office)                           (Zip Code)

      Registrant's telephone number, including area code: (908) 688-4445

      Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|

 Number of shares of Common Stock outstanding as of November 11, 1998: 5,224,890

Transitional Small Business Disclosure Format (Check One):  Yes |_| No |X|

                              TEARDROP GOLF COMPANY

                                FORM 10-QSB INDEX

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                                                        Page No.
                                                                        --------

Part I. Financial Information

        Item 1.   Financial Statements

                  Consolidated Balance Sheet                            3

                  Consolidated Statements of Operations                 4

                  Consolidated Statements of Cash Flows                 5

                  Notes to Consolidated Financial Statements            6-10

        Item 2.   Management's Discussion and Analysis or Plan
                  of Operation                                          11-19


Part II.    Other Information                                           20

Signature Page                                                          21

                          PART I. Financial Information

Item 1.  Financial Statements

                              TearDrop Golf Company
                           Consolidated Balance Sheet
                               September 30, 1998
                                   (in $000's)
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
   Cash                                                         $    522
   Accounts receivable less allowance for returns and
       doubtful accounts of $1,143                                15,676
   Inventories                                                    20,310
   Other current assets                                            3,027
                                                                --------
       Total current assets                                                 $ 39,535

PROPERTY AND EQUIPMENT, less accumulated
     depreciation                                                              5,002

GOODWILL AND INTANGIBLE ASSETS, less accumulated amortization                  5,409
                                                                            --------

                                                                            $ 49,946
                                                                            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                             $  6,707
   Accrued liabilities                                             5,265
                                                                --------
       Total current liabilities                                            $ 11,972

LONG TERM DEBT                                                                21,265

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized
      10,000,000 shares, issued and outstanding
      5,196,045 shares                                                52
   Capital in excess of par value                                 25,275
   Currency translation adjustment                                   (24)
   Accumulated deficit                                            (8,594)
                                                                --------
       Total stockholders' equity                                             16,709
                                                                            --------

                                                                            $ 49,946
                                                                            ========

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                      Consolidated Statements of Operations
     For the Three Months and Nine Months Ended September 30, 1998 and 1997
            (all dollar amounts, except per share amounts in $000's)
                                   (Unaudited)

                                                        Three Months                   Nine Months
                                                     Ended September 30,           Ended September 30,
                                                 --------------------------    --------------------------
                                                     1998           1997           1998           1997
                                                 -----------    -----------    -----------    -----------
Net sales                                        $    13,028    $     1,011    $    57,602    $     2,415

Cost of sales                                          7,093            243         32,402            565
                                                 -----------    -----------    -----------    -----------

Gross profit                                           5,935            768         25,200          1,850

Selling, general and
   administrative expenses                             5,154          1,702         21,151          4,975
                                                 -----------    -----------    -----------    -----------

Income (loss) from operations                            781           (934)         4,049         (3,125)

Interest (expense) income, net                          (379)            (2)        (1,180)            38
                                                 -----------    -----------    -----------    -----------

Income (loss) before income taxes                        402           (936)         2,869         (3,087)

Income tax (expense)                                    (140)            --         (1,003)            --

Utilization of net loss carryforward                     110             --            973             --
                                                 -----------    -----------    -----------    -----------

Net income (loss)                                $       372    $      (936)   $     2,839    $    (3,087)
                                                 ===========    ===========    ===========    ===========

Preferred dividends                                       --             --            137             --
                                                 -----------    -----------    -----------    -----------

Income (loss) available to common shareholders   $       372    $      (936)   $     2,702    $    (3,087)
                                                 ===========    ===========    ===========    ===========

Net income (loss) per common share - basic       $      0.07    $     (0.42)   $      0.74    $     (1.42)
                                                 ===========    ===========    ===========    ===========

Net income (loss) per common share - diluted     $      0.07    $     (0.42)   $      0.62    $     (1.42)
                                                 ===========    ===========    ===========    ===========

Weighted Average Number of
   Common shares Outstanding - Basic               5,196,045      2,216,957      3,645,946      2,181,767
                                                 ===========    ===========    ===========    ===========

Weighted Average Number of
   Common shares Outstanding - Diluted             5,483,523      2,216,957      4,353,133      2,181,767
                                                 ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997
                                   (in $000's)
                                   (Unaudited)

                                                                   Nine Months
                                                               Ended September 30,
                                                               -------------------
                                                                 1998       1997
                                                               -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                              $ 2,839    $(3,087)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                                  521         48
    Provision for doubtful accounts                                421         75
    Common stock and options issued for services                    --        131
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts receivable                  (8,341)      (216)
    (Increase) decrease in inventories                             959       (248)
    (Increase) decrease in other current assets                 (2,718)      (177)
     Increase (decrease) in accounts payable and
       other current liabilities                                (2,184)         7
                                                               -------    -------

NET CASH USED IN OPERATING ACTIVITIES                           (8,503)    (3,467)
                                                               -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Property and equipment                             (191)      (147)
  Other                                                            (22)       (11)
                                                               -------    -------

NET CASH USED IN INVESTING ACTIVITIES                             (213)      (158)
                                                               -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under financing agreements           4,004         --
  Repayment of note payable                                         --       (308)
  Repayment of stockholders' notes                                (400)      (443)
  Proceeds from issuance of common stock                            --        734
  Proceeds from redemption of common stock purchase warrants     8,514         --
  Redemption of preferred stock                                 (3,000)        --
  Preferred dividends                                             (137)        --
                                                               -------    -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              8,981        (17)
                                                               -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          265     (3,642)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                              257      4,509
                                                               -------    -------

  End of period                                                $   522    $   867
                                                               =======    =======

          See accompanying notes to consolidated financial statements.

                              TEARDROP GOLF COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            All amounts, except share and per share amounts, in $000
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1997 Annual Report to Shareholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter or the nine months ended September 30, 1998 do not necessarily indicate the results that may be expected for the full year.

As of January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the three and nine month periods ended September 30, 1998 and 1997, total comprehensive income (loss) amounted to $372 and $(936), and $2,839 and $(3,087), respectively.

NOTE 2 - INVENTORIES

Inventories at September 30, 1998 consist of the following:

            Raw materials and work in process         $ 10,594
            Finished goods                               9,716
                                                      --------

            Total inventories                         $ 20,310
                                                      --------

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

The following table reflects unaudited condensed pro-forma information for the three and nine month periods ended September 30, 1997, as if each of the above companies had been acquired on January 1, 1997 and compares that information with condensed information from the accompanying Consolidated Statements of Operations for the three and nine month periods ended September 30, 1998:

                              TEARDROP GOLF COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            All amounts, except share and per share amounts, in $000
                                   (Unaudited)

                                     Three Month Periods     Nine Month Periods
                                       Ended Sept. 30,        Ended Sept. 30,
                                       1998       1997        1998       1997

Net Sales                            $ 13,028   $ 13,734    $ 57,602   $ 44,407

Income (loss) from operations             781    (12,068)      4,049    (21,730)

Net income (loss)                         372    (12,862)      2,839    (24,276)

Income (loss) per common share
   Basic                             $   0.07   $  (4.89)   $   0.74   $  (9.36)
   Diluted                           $   0.07   $  (4.89)   $   0.62   $  (9.36)

NOTE 4 - LONG TERM DEBT

During 1997, the Company obtained a line of credit with First Union National Bank, successor by merger to CoreStates Bank, N.A., (the "Bank") for $25,000, collateralized by a security interest in all the assets of the Company. The loan agreement, as amended, provides, among other things, that the Company satisfy certain financial covenants. At September 30, 1998, the Company was in compliance with all financial covenants.

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

                              TEARDROP GOLF COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            All amounts, except share and per share amounts, in $000
                                   (Unaudited)

From March through June 1998, 138,785 shares of Common Stock of the Company were purchased by the administrator of the Company's 401(k) plan (the "Plan") on behalf of certain employees of the Company at prices generally ranging from $6.81 to $12. It appears that the provisions of the Securities Act of 1933, as amended, relating to the registration of securities may not have been fully complied with in connection with the offer or sale of these securities. Accordingly, the Company offered to repurchase these securities from the relevant employee 401(k) accounts for their purchase price for cash, plus interest from the date of purchase. The Company commenced the offer on July 16, 1998 and the offer terminated on August 15, 1998. Employees holding 138,785 shares of Common Stock accepted the offer and the Company will be required to pay approximately $1,100 to satisfy acceptances of offers by its employees.

NOTE 6 - SALES

Sales for the three month and nine month periods ended September 30, 1998, include approximately $2,000 of product delivered in a barter transaction, with a gross margin of approximately $400. The transaction was valued at the fair value of the product delivered based on the most recent sales of that product. Such value was also the contractually agreed upon value of the advertising credits received in the transaction. The advertising credits received have been recorded in other current assets since all of the credits are expected to be used within one year.

NOTE 7 - SEASONALITY

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

                              TEARDROP GOLF COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            All amounts, except share and per share amounts, in $000
                                   (Unaudited)

Minimum compensation requirements for the years ending December 31, 1998, 1999 and 2000, are approximately $2,000, $3,000 and $3,000, respectively.

The Company entered into a two-year advertising agreement aggregating approximately $770. For 1998, the Company is committed for approximately $450 in connection with such agreement. In August 1998, the Company entered into an advertising agreement which requires the Company to spend approximately $2,000 for the remainder of 1998 and $5,000 in 1999. The $2,000 commitment for 1998 has been satisfied by virtue of the barter advertising credits described in Note 6.

In November 1996, the Company entered into a three-year employment agreement with its President and Chief Executive Officer commencing December 19, 1996. The agreement, as amended, provides for annual compensation of $250 for the years ending December 31, 1998 and 1999, and performance bonuses, as defined.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

      The Company introduced its first product, the TearDrop putter, in 1993 and commenced significant marketing and sales activities in 1994. The Company completed an initial public offering of its common stock and Redeemable Common Stock Purchase Warrants in December 1996. In January 1997, the Company commenced a substantial television and print advertising campaign, including the production and airing of a television infomercial and a series of television commercials. The cost to produce and air the infomercial and television commercials was substantial and resulted in losses as the Company continued to roll out its advertising campaign in the first three quarters of 1997. The advertising campaign was intended to increase awareness and exposure of the Company's products. The Company currently spends substantial amounts on advertising and endorsements.

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

      (c) In December, the Company acquired certain assets and assumed certain liabilities of the Ram Golf Corporation ("Ram") for common stock and cash with a value of approximately $3.7 million. With the Ram acquisition came another well-known and respected name in the golf business and the Company's product line was expanded to included Ram woods, irons and wedges and Zebra putters.

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

      The Company believes with the combination of the three companies and the use and endorsement of its products by touring professionals, the synergies available with the combination of three similar companies, the elimination of unprofitable product lines, focused marketing of the high quality products and the elimination of unnecessary expenses, the Company can realize operating results for the three companies that are better than if they were not combined. However, there can be no assurance that the Company will maintain profitability.

      The Company believes that an important element for increasing awareness and demand for its golf clubs is the building of a corps of touring professional golfers that will endorse, use and win with the Company's clubs. Accordingly, as an integral part of its marketing strategy, the Company continually seeks to obtain professional endorsements of its clubs. The Company has entered into endorsement agreements, of up to three years, with professional players on the PGA Tour, the Senior PGA Tour, the Ladies PGA Tour, the Nike Tour and players on foreign tours which provide for base payments in consideration of the use of the professionals' names in connection with the marketing of the Company's clubs and the use of the clubs and other golf accessories, such as golf bags and hats and shirts containing the Company's logo, by such professionals in tournament play. The Company has entered into endorsement agreements recently which involve substantial payments to golfers who may be well known among golf consumers. In addition, bonus payments that could be substantial may be made based upon tournament performance, standings on the official money list, and selection to the Ryder Cup or President Cup teams. The Company has granted stock options to certain of its endorsing professionals and intends to continue to do so in the future. The effect of a particular professional's endorsement on the successful marketing of the Company's clubs, and the heightening of awareness of the Company's name, may be directly related to the success of such professional in tournament play. The Company, however will be required to compensate a professional whether or not he or she is successful. For 1998, the Company has entered into endorsement agreements which will require the payment of a minimum of approximately $2 million should each of the professionals use and endorse the Company's products as provided in the agreements. The Company's obligations for 1999 already exceed $3 million and the Company's obligations may increase as the Company signs additional endorsement agreements.

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

      The Company has increased its inventory substantially over the last six months in anticipation of increased sales. Although the Company's sales have increased substantially during the last year, sales have increased at a slower pace during the last quarter. Accordingly, the Company's inventory has increased significantly.

Results of Operations

      Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      The Company had sales of $57.6 million for the nine months ended September 30, 1998 compared to sales of $2.4 million for the nine months ended September 30, 1997, an increase of $55.2 million. The increase in sales resulted principally from the increased product lines and sales networks available to the Company as a result of the acquisitions described above. Sales of the TearDrop putter line were approximately $2.4 million for the nine months ended September 30, 1998. Sales of Armour products were approximately $45.4 million, including $13.1 million in sales of a discontinued product line, and sales of Ram products were approximately $9.8 million in the nine month period ended September 30, 1998. Sales for the nine month period ended September 30, 1998 include approximately $2 million of discontinued product delivered in a barter transaction, with a gross margin of approximately $400,000. The transaction was valued at the fair value of the product delivered based on the most recent sales of that product. Such value was also the contractually agreed upon value of the advertising credits received in the transaction.

      Gross profit on sales for the nine months ended September 30, 1998 was $25.2 million or 43.7% of sales compared to $1.8 million or 76.6% of sales for the nine months ended September 30, 1997. The increase in gross profit is directly attributable to the increase in sales described in the previous paragraph. The decrease in gross profit as a percentage of sales is due to two significant reasons. First, all sales in the nine months ended September 30, 1997 were of

TearDrop putters, which carry a much higher gross profit percentage than other products in the Company's product line, compared to the nine month period ended September 30, 1998, during which TearDrop putters accounted for approximately 4.2% of total sales. Second, in the nine month period ended September 30, 1998, there were approximately $13.1 million in sales (approximately 22.7% of total sales) of a discontinued product line, which was disposed of at less than normal gross profit percentage.

      Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 1998 were $21.2 million (36.7% of sales) compared to $5.0 million (206.0% of sales) for the nine months ended September 30, 1997. The increase is attributable to the substantial increase in the size of the Company in 1998 compared to 1997, including increases in personnel and facilities, and significant increases in advertising, marketing and the expenses relating to professional golfer endorsement contracts.

      Interest expense for the nine months ended September 30, 1998 was $1.2 million compared to interest income of $38,000 for the nine months ended September 30, 1997. In connection with the acquisitions of Armour and Ram, the Company obtained a $25.0 million line of credit and had borrowed under that line during 1998. In 1997, the Company had invested the unused proceeds from its Initial Public Offering completed in December 1996, generating interest income.

      Due to operating losses incurred prior to 1998, the Company has a net operating tax loss carry forward, and therefore, income tax expense, which would be accrued against any income in 1998 will be substantially offset by application of appropriate net operating tax loss carry forwards.

      As a result of the significant increase in sales, as well as certain cost savings achieved through the consolidation of the Company's three companies, the Company had net income of $2.8 million ($.74 per common share basic after provision for preferred dividends of $137,000; $.62 per common share diluted) for the nine months ended September 30, 1998 compared to a net loss of $3.1 million ($1.42 net loss per share, both basic and diluted) for the nine months ended September 30, 1997.

      Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      The Company had sales of $13.0 million for the three months ended September 30, 1998 compared to sales of $1.0 million for the three months ended September 30, 1997, an increase of $12.0 million. The increase in sales resulted from the increased product lines and sales networks available to the Company as a result of the acquisitions described above as well as an increase in sales of the TearDrop putter line, which accounted for the only sales for the three months ended September 30, 1997. Sales of Armour products were approximately $6.4 million for the three months ended September 30, 1998, including approximately $2.0 million in barter sales of products that have been discontinued and will not be marketed on a substantial basis in the future. Sales of TearDrop putters were approximately $300,000 for the three months ended September 30, 1998 compared to the $1.0 million in sales for the three months ended September 30, 1997. The Company introduced a new line of TearDrop product late in that three month period and shipments of the product began to occur late in the month of September. Accordingly, sales during the quarter of the old line of products was curtailed earlier in the period in anticipation of the new product roll-out. Sales of products from the Ram line accounted for the remainder of the increase in sales. Sales for the three month period ended September 30, 1998 include approximately $2 million of discontinued product delivered in a barter transaction, with a gross margin of approximately $400,000. The transaction was valued at the fair value of the product delivered based on the most recent sales of that product. Such value was also the contractually agreed upon value of the advertising credits received in the transaction.

      Cost of sales were $7.1 million (54.4% of sales) for the three months ended September 30, 1998 compared to $200,000 (24.0% of sales) for the three months ended September 30, 1997, an increase of $6.9 million. The cost of manufacturing the Armour and Ram products, as a percentage of sales, is traditionally higher than the TearDrop line of products, which accounted for 100% of the 1997 sales but only 2.3% of the 1998 sales. The increase in cost of sales as a percentage of sales also reflects the high cost of the discontinued Armour products that were sold during the three months ended September 30, 1998, generally at reduced prices. The impact of these costs, as a percentage of sales, had the effect of decreasing gross margins on sales to 45.6% for the three months ended September 30, 1998 from 76.0% for the three months ended September 30, 1997.

      Selling, general and administrative expenses were $5.2 million (40.0% of sales) for the three months ended September 30, 1998 as compared to $1.7 million (168.2% of sales) for the three months ended September 30, 1997, an increase of $3.5 million. This increase is attributable to the substantial increase in the size of the Company in 1998 compared to the 1997 period, including increased personnel and facilities, significantly higher advertising, marketing and the expenses of professional golfers' endorsement contracts.

      Interest expense, net for the three months ended September 30, 1998 was $379,000 compared to $2,000 for the three months ended September 30, 1997. In connection with the acquisitions described earlier, the Company obtained a line of credit for $25 million. The interest expense for the period ended September 30, 1998 reflects the interest expense on drawdowns against that line. In connection with the initial public offering of the Company's common stock in December, 1996, the Company had invested its unutilized cash during the greater portion of the three months ended September 30, 1997 and only toward the end of that period, started borrowing under a bank credit line.

      As a result of the increased sales related to the growth of the Company and through acquisitions, and a decrease of costs and expenses, as a percentage of sales, through consolidation of operations, the Company experienced net income of $372,000 or $.07 per common share - basic and diluted for the three months ended September 30, 1998 compared to a net loss of $936,000, or $.42 per common share - basic and diluted, for the three months ended September 30, 1997.

Liquidity and Capital Resources

      At September 30, 1998, the Company had net working capital of $27.6 million and $21.3 million was payable to First Union Bank under the Credit Facility described below.

      Pursuant to a Loan and Security Agreement (the "Loan Agreement") between the Company and First Union National Bank, successor by merger to CoreStates Bank, N.A. ("First Union"), First Union provided a $25.0 million revolving credit facility (the "Credit Facility") to the Company to finance the acquisition of the assets of Armour and Ram and the Company's working capital and general corporate expenditures. The Company drew down $10.0 million under the Credit Facility to fund the cash payment for Armour and $2.7 million under the Credit Facility to fund the cash payment for Ram. Funds extended pursuant to the Credit Facility accrue interest at the prime rate minus 1/2% or LIBOR plus 2% per annum. The Credit Facility is secured by substantially all of the assets of the Company, including the assets acquired in connection with the acquisitions of Armour and Ram. The Loan Agreement contains restrictions on certain of the Company's activities, including, but not limited to, the payment of dividends, redemption of securities and the sale of assets outside the ordinary course of the Company's business. The Loan Agreement also provides that the Company meet certain financial covenants. At September 30, 1998, the Company was in compliance with such covenants.

      The Company's credit terms range from 30 days to 90 days, depending on the type of account. The Company's cash needs are generally highest during the fourth quarter and the first quarter of the year, as inventories will be purchased in anticipation of unlicensed sales during the first six months of the year. Since the cash receipts from sales during the first quarter may not be received for up to 90 days, receivable balances may increase through the first six months of the year and decrease in the second six months of the year. In addition, a significant financial commitment will be made for advertising during the first quarter of the year.

      The Company does not have any significant capital expansion plans at the present time and any capital expenditures will be financed from internally generated funds. There can be no assurance, however, that the current Credit Facility is sufficient to allow the Company to meet its needs, particularly if sales do not increase or if the Company encounters operational difficulties.

      The Company has increased its inventory substantially over the last six months in anticipation of increased sales as a result of its growth. Although the Company's sales have increased substantially during the past nine months, sales have increased at a slower rate during the latest quarter. Accordingly, the Company's inventory has increased significantly.

      During 1998, the Company anticipates that it will spend in excess of $15.0 million on advertising and anticipates even greater spending in 1999. In addition, the Company has entered into endorsement agreements with touring golf professionals that provide for minimum payments of $2.0 million in 1998 and the payment of additional bonuses of cash or stock based upon certain performance criteria. For 1999, the Company's obligations already exceed $3.0 million and the Company's obligations may increase as the Company signs additional endorsement agreements.

      The statements of cash flows for the Company for the nine months ended September 30, 1998 and 1997 is summarized below:

                                                          1998         1997
                                                          ----         ----
         Net cash used by operating activities        $ 8,503,000  $ 3,467,000

         Net cash used in investing activities            213,000      158,000

         Net cash provided by (used in) financing       8,981,000      (17,000)
         activities

      In connection with the acquisition of the assets of Armour, the Company issued 100,000 shares of Series A Preferred Stock, which were convertible into shares of Common Stock at any time at the rate of $7.50 per share, subject to adjustment under certain conditions and was entitled to cumulative dividends at 6% per annum for the first year after issuance.

      In May, 1998, the Company redeemed 30,000 shares of the Series A Preferred Stock for $3.0 million, and in June 1998, the holder of the remaining 70,000 shares converted such shares into 933,333 shares of common stock of the Company.

      From March through June 1998, 138,785 shares of Common Stock of the Company were purchased by the administrator of the Company's 401(k) plan (the "Plan") on behalf of certain employees of the Company at prices generally ranging from $6.81 to $12. It appears that the provisions of the Securities Act of 1933, as amended, relating to the registration of securities may not have been fully complied with in connection with the offer or sale of these securities. Accordingly, the Company offered to repurchase these securities from the relevant employee 401(k) accounts for their purchase price for cash, plus interest from the date of purchase. The Company commenced the offer on July 16, 1998 and the offer terminated on August 15, 1998. Employees holding 138,785 shares of Common Stock accepted the offer and the Company will be required to pay approximately $1.1 million to satisfy acceptances of offers by its employees.

Warrant Redemption

      On May 14, 1998, the Company delivered a notice to all registered holders of its Warrants stating that it had elected to exercise its option to redeem the Warrants on or after June 19, 1998 at a price of $ .01 per Warrant. Each Warrant entitled the holder thereof to purchase, at a price of $5.50, one share of the Company's Common Stock.

      Prior to June 19, 1998, substantially 100% of the Warrants were exercised by the holders thereof and the Company issued 1,532,855 shares of its Common Stock in exchange for $8.3 million, of which $3.0 million was used to redeem 30,000 shares of the Company's Series A Preferred Stock, repay $400,000 of a shareholder note and the remainder has been used for general corporate purposes.

Year 2000 Modifications

      The Company relies on both information technology ("IT") and non-IT computer systems in its operations. The mission-critical IT systems include the Company's operating and accounting systems, such as IT software applications that allow the company to maintain inventory and customer information and to communicate with its suppliers and customers. The non-IT systems are primarily telecommunications systems and other building systems, such as security systems, lighting, fire and safety systems.

      In 1997, the Company began to address the Year 2000 problem. The issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations. The Company has assigned its Chief Information Officer to coordinate and implement measures designed to prevent disruption in its business operations related to the Year 2000 problem. The Company is scheduled to complete the remediation of its mission-critical IT applications softward in December 1998 and to complete and end-to-end test of its IT systems by July 1999. The Company is assessing the effect of the Year 2000 problem on its non-IT systems and intends to replace non-IT systems as necessary to become Year 2000 ready by July 1999.

      The Company is also working with its customers and its suppliers to determine whether the Year 2000 problem will have an adverse effect on the Company's relationships with them. The Company is developing contingency plans to address the risks created by the Year 2000 problem. These plans include procuring alternative suppliers, when available, when the Company is able to conclude that an existing supplier will not be Year 2000 ready. The Company is scheduled to complete these contingency plans by July 1999.

      During 1998, the Company estimates it will spend approximately $165,000 above normal operating costs in order to comply with Year 2000 issues.

      There can be no assurance that Year 2000 remediation by the Company or third parties will be properly and timely completed and a failure to do so could have a material adverse effect on the Company's financial condition. The Company cannot predict the actual effects to it of the Year 2000 issue, which depends on numerous uncertainties such as: (1) whether major third parties address this issue properly and timely and (2) whether broad-based or systemic economic failures may occur. The Company is currently unaware of any events, trends, or conditions regarding this issue that may have a material effect on the Company's results of operations, liquidity, and financial position. If the Year 2000 issue is not resolved by December 31, 1999, the Company's results of operations and financial condition could be materially adversely affected.

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

Forward Looking Statements

      When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected and are subject to a variety of risks including the acceptance and pricing of new and existing products, general economic conditions as they affect the Company's customers, the success of the Company's new sales programs, substantial indebtedness, dependence upon endorsements, increased marketing costs, the seasonal nature of the Company's business, as well as other risks detailed, from time to time, in the Company's SEC filings, including the report on Form 10-KSB for the year ended December 31, 1997 and the Company's Registration Statement on Form S-3 dated July 1, 1998. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998 or any future period.

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

      On June 29, 1998, an action for declaratory judgment, specific performance and damages was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, by Laser Golf Corporation and James R. Hansberger against the Company and TearDrop Ram Golf Company, its wholly-owned subsidiary. The plaintiffs are seeking the following (i) declaratory relief under the agreements relating to the acquisition by the Company of the assets of Ram Golf Corporation, (ii) damages, among other things, relating to the Company's failure to release up to 183,007 shares of Common Stock that are currently outstanding but are held in escrow, (iii) repayment of up to $283,000 in accounts payable that are alleged to have been assumed by the Company at the time of the purchase of the assets, (iv) an additional 55,994 shares of Common Stock as a result of a claimed post-closing adjustment due to its calculations of inventory transferred to the Company, and (v) a declaration that certain non-competition agreements entered into between them and the Company are unenforceable. The Company believes that for a variety of reasons, the plaintiffs should not be entitled to delivery of the shares of Common Stock currently held in escrow. The Company intends to defend the action vigorously and to in fact pursue remedies that it believes it has against the plaintiffs. Nevertheless, to the extent that the litigation may involve costs to the Company or that it may be responsible for damages to the plaintiffs, the Company may incur costs and expenses in excess of amounts previously anticipated at the time of the acquisition.

Item 6. Exhibits and Reports on Form 8-K.

      (b) Reports on Form 8-K:

      During the quarter ended September 30, 1998, the following report on Form 8-K was filed by the Company.

      A Form 8-K was filed by the Company with the Securities and Exchange Commission on September 4, 1998 to report the execution of a non-binding letter of intent between the Company and Lynx Golf, Inc. of Carlsbad, California ("Lynx") for the acquisition by the Company of certain of the assets of Lynx. The acquisition was subject to numerous conditions, including the signing of a definitive agreement and approval of the Bankruptcy Court for the Southern District of California having jurisdiction over the bankruptcy proceedings involving Lynx. Subsequent to the filing of the Form 8-K, at an auction held on October 14, 1998 for the acquisition of certain of the assets of Lynx, another bidder agreed to acquire such assets.

      No financial statements were filed by the Company in connection with the Form 8-K.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TEARDROP GOLF COMPANY


Dated: November 16, 1998                      /s/ Rudy A. Slucker
                                         --------------------------------------
                                         Rudy A. Slucker, President and Chief
                                         Executive Officer (Principal Executive
                                         Officer)


Dated: November 16, 1998                      /s/ Joseph Cioni
                                         --------------------------------------
                                         Joseph Cioni, Vice President of Finance
                                         and Chief Financial Officer (Principal
                                         Financial and Accounting Officer)