Form 10KSB40
period 1998-12-31
TEARDROP GOLF CO
filed 1999-04-15
CIK 1025566

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

For the Fiscal Year Ended December 31, 1998
Commission File Number: 0-29014

                              TEARDROP GOLF COMPANY
                 (Name of Small Business Issuer in its Charter)

          Delaware                                           57-1056600
          --------                                           ----------
(State or Other Jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)

1080 Lousons Road
Union, New Jersey                                          07083
---------------------------------------                    --------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (908) 688-4445

  Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:


   Title of Class                     Name of each exchange on which registered:
        None                          None
--------------------                  ------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Registrant's revenues for its most recent fiscal year were $60,715,000

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.)

                        $18,471,275 as of March 26, 1999

Number of shares of common stock outstanding as of March 26, 1999:  5,179,890

Transitional Small Business Disclosure Format: Yes |_| No |X|
PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT ON FORM 10-KSB: Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be filed prior to April 30, 1999 are incorporated by reference in Part III

--------------------------------------------------------------------------------

================================================================================

                                     PART I

Item 1. Description of Business

General

      TearDrop Golf Company (the "Company" or "TearDrop") designs, develops and markets throughout the world high-quality, premium price golf clubs, including
(a) its TearDrop line of putters; (b) its Tommy Armour Golf Company ("Tommy Armour" or "Armour") line of irons and woods; (c) its Ram Golf Corporation ("Ram" or "RAM") line of irons, woods, and wedges; and (d) its Zebra putters. The TearDrop, Armour and Ram lines of product are used by professional golfers on the Professional Golf Association ("PGA") Tour, the Senior PGA Tour, the Ladies PGA Tour and the Nike Tour. In addition, the Company operates a professional developmental golf tour for aspiring PGA Tour players.

      The Company completed an initial public offering of its common stock, par value $.01 per share ("Common Stock"), and warrants to purchase Common Stock in December 1996. In January 1997, the Company commenced its extensive marketing and advertising campaign. The Company has produced and aired numerous television commercials and infomercials and has sponsored a variety of features on the Golf Channel at various times on a weekly basis. The Company also advertises in the major golf publications. Finally, the Company has enlisted over 30 golf professionals, including 22 players on the PGA tour, to promotional agreements, including Fred Couples, Steve Jones, Tom Watson, Tommy Tolles, Tommy Armour III, Bradley Hughes, Omar Uresti, Tom Byrum, Paul Goydos and Jan Stephenson.

      In October 1997, the Company acquired the assets of Pro Golf Promotions, LLC. With the acquisition, TearDrop acquired the former Powerbilt Golf Tour, a professional development tour for aspiring PGA Tour players. The tour was immediately renamed "The TearDrop Professional Golf Tour."

      In November 1997, the Company acquired the assets of the Tommy Armour Golf Company from U.S. Industries, Inc. for Common Stock, preferred stock and cash valued at approximately $22.4 million. With the acquisition, the Company expanded its operations to include a full line of golf clubs and golf equipment.

      In December 1997, the Company acquired the assets of the Ram Golf Corporation for Common Stock and cash and the assumption of certain liabilities with a value of approximately $4.0 million. With the acquisition of the Ram assets, the Company's product line was expanded to include Ram irons, woods, wedges and Zebra putters.

Products

TearDrop Putter

      The TearDrop putter was first introduced in 1993 and has been redesigned several times since. The Company currently manufactures and markets 20 putter models. The Company's TearDrop putters are manufactured with the Company's exclusive ROLL-FACE(TM) technology, distinguishing them from most other putters, which have a standard flat face. The Company has filed multifaceted U.S. and foreign patent applications covering different aspects of its technology. The Company believes that with a standard flat faced putter, if a golfer positions his hands forward, he will tend to hit the ball down into the green, causing it to bounce as it rolls forward. This bounce tends to alter the true trajectory of the ball rolling towards the cup. With the same standard flat faced putter, if the golfer positions his hands backward, he will tend to impart too much loft on the ball, causing it to bounce as it begins to roll, also affecting its true trajectory. In both cases, the problem is especially pronounced on long putts, when the ball is struck hard. The TearDrop putter, however, is designed to strike the ball slightly below the center of the ball regardless of hand position, which reduces skidding and produces true roll sooner, resulting in superior control of distance and line.

      Each of the TearDrop putter models incorporates ROLL-FACE(TM) technology into different putter designs to accommodate golfers' varying tastes, preferences and habits. The Company's Zebra line of putters also features ROLL-FACE(TM) technology. The original TearDrop design was invented by one of the Company's founders and further developed by its current Research and Development department. The designs for the subsequent models were developed by the Company with assistance and input from its touring professionals, its component manufacturers and independent design consultants. The Company does not have any agreements with golf club designers, but believes that with the acquisition of Tommy Armour's research and development organization, new designs will be developed that further improve its putters featuring ROLL-FACE(TM) technology.

Armour Products

      Armour golf clubs are designed, manufactured and marketed to be the highest quality equipment available to the serious golfer, combining traditional design with modern technology.

845s Irons

      The Company currently manufactures and markets, as its primary premium line of golf clubs, the Armour 845s irons. Originally introduced in 1987, the 845s Silver Scot irons are one of the most well known irons in modern golf history, and have generally been familiar and respected among consumers and retailers. Capitalizing on the history and success of the 845s Silver Scot, the Company has introduced four new contemporary versions of the 845s Silver Scot: the 845s Oversize, 845s Reduced Offset Oversize, 845s Titanium and 845s Women's Titanium.

845s Silver Scots

      Armour continues to offer the original 845s Silver Scot. The Company believes that the clean, square, and simple shape of the Silver Scot iron is attractive to players. The 845s are cavity balanced, in which the center of gravity is located precisely in the middle of each clubface throughout the set. With both perimeter weighting and progressive offset, the 845s Silver Scot is intended to create increased stability.

845s Oversize

      The 845s product line features the original 845s classic shape combined with oversize technology for irons. The 845s Oversize is intended to provide the performance, playability and proven technological benefits demanded by better players. Oversize technology is intended to offer golfers an enlarged sweetspot and improved clubhead stability on off-center hits. The 845s Oversize maintains the traditional blade shaping and appealing lines inspired by the original 845s Silver Scot. Along with cavity balance and perimeter weighting, the 845s oversize iron is intended to help golfers realize increased forgiveness and stability on their golf shots.

845s Reduced Offset Oversize

      The 845s Reduced Offset Oversize provides all of the features of the 845s Oversize iron, but with less offset. The reduced offset iron is intended to offer more traditional appearance in the playing position and improved shot workability for better golfers.

845s Titanium Face

      To capitalize on the superior benefits of titanium, Armour has developed the 845s titanium face insert irons, an oversized stainless steel clubhead with a titanium face insert. The 845s titanium is designed to take advantage of the lightweight properties of titanium in the face insert, coupled with the more dense stainless steel in the perimeter of the iron so that forgiveness and stability of the club may be increased. Armour's 845s titanium face irons have a complete stainless steel body and a titanium insert. Some other titanium face insert irons have only a stainless steel frame with a titanium insert which may create negative vibration and an imprecise insert fit. In addition, the 845s titanium face insert is only as long as the scorelines of the club, enabling more dense stainless steel in the perimeter of the iron intended to provide increased forgiveness.

845s Women's Titanium

      The 845s women's titanium irons have been specially designed to fit the physiology and swing characteristics of women golfers, incorporating, among other attributes, forgiveness, lighter weight and increased playability. The contoured sole has been cut away for easier shots from the rough. The irons are cavity balanced to provide a large and consistent sweetspot located in the center of each iron. The titanium face allows maximum perimeter weighting, increasing forgiveness and distance on off-center toe and heel shots.

845s Junior Set

      To appeal to the growing junior market, Armour offers an 845s junior set. Targeted to the 10-14 year-old age group, the set features four irons, a putter and a driver. The package includes a nylon carry bag and a fur headcover.

845s Titanium Face Woods

      To compliment the 845s iron sets, Armour offers the 845s titanium face woods. The oversize wood has been designed with a lighter weight titanium face insert, intended to accentuate perimeter weighting and stability. 845s woods are available in a driver, 3-wood, 5-wood and 7-wood with G Force 3.3 Tour Series graphite shafts.

845s Women's Titanium Face Woods

      The 845 women's titanium face woods are stainless steel woods designed especially for women which feature a titanium insert for lighter overall weight, in addition to increased forgiveness. The progressive offset is intended to help get the ball airborne and cures slicing tendencies. The unique low-profile design and rail technology positions the center of gravity low, appropriate for playability from any lie or turf conditions. Women's 845s woods are available in driver, 3-wood, 5-wood, 7-wood and 9-wood.

RAM(R) Products

      RAM manufacturers and markets a complete line of high end, quality golf clubs, including irons, wedges and woods. In addition, it markets a line of golf accessories including golf bags, golf gloves, head covers and caps.

RAM Irons

      The Company offers three different RAM iron club models, the Tour Grind(R) Forged irons, the FX(R) TI-SERT irons, and the FX(R) Oversize Stainless Steel irons.

      The Tour Grind, TG-898's, are precision forged in carbon steel producing superior feel, feedback and consistency. The clean, thin top line and weighted muscle-back weighted blade has a concave sculptured sole with square tour grooves, intended to provide greater control, workability and feel for golfers. Offered in Rifle(R) steel shafts by FM Precision Golf, each shaft is frequency matched, intended to provide consistent feel from club to club. An equally welcome addition is Golf Pride's(R) Tour Velvet(R) high traction buffed rubber grip.

      The FX TI-SERT irons feature a forged titanium face with a deep cavity design. This combination of substance and sculpting is intended to create a soft feel while delivering maximum accuracy. The oversize head has a larger sweetspot to forgive off-center hits. The perimeter weighting and progressive offset are intended to provide better ball flight and trajectory control on the longest irons. FX TI-SERT irons are available with either the TempoWeight(TM) graphite shafts or TempoWeight steel shafts.

      The FX Oversize Stainless Steel irons are offered to mid and high handicap golfers in an economical price range. The FX Oversize irons provide 20% more hitting surface than standard size irons. The wider sweetspot, precision-balanced head and full cavity-surround weighting are intended to permit easier and more accurate play.

RAM Wedges

      The Company has reintroduced the RAM Golf Tour Grind forged wedges. Produced from original forgings in 10-30 carbon steel for greater feel and feedback, RAM's Tour Grind wedges are designed to offer a broad range of angles in standard or special wedges to give a player the right choice to hit any type of lob or finesse shot from almost any turf lie. Provided in Rifle steel shafts by FM Precision Golf, the shafts are intended to dampen vibration and transfer energy at impact resembling the sensation of graphite, but the control of steel.

      The RAM FX Stainless Steel wedge selection is offered in a full range of 50 degree to 64 degree wedge angles. With the RAM FX Scoring Series steel shaft and RAM Wedge Wrap grip, FX Stainless Steel wedges offer control and play quality.

RAM Woods

      The Company offers two models of Ram woods, the CONCEPT(TM) Low Profile Woods and the FX Oversize Stainless Steel Woods. The RAM CONCEPT Low Profile woods feature a shallow-face, a low-center of gravity and four-way cambered sole to add loft to the club for higher trajectory and a softer landing on the green. The specially engineered low profile head shape is intended to provide maximum distance from tight lies while maintaining exceptional accuracy and consistently straighter shots. Available in 13-, 15-, 18-, and 23-degree lofts, the CONCEPT woods come with the RAM Wrap(TM) grip for outstanding grip traction, feel and durability around the exclusive TempoWeight graphite shaft.

      The FX Oversize Stainless Steel Woods add 25% to the club's hitting surface. An anti-slice face and larger sweetspot are intended to forgive off-center hits. With a shallower face depth and lower center of gravity, FX Oversize woods have been designed with generous dimensions to provide more distance and performance. Available in RAM's TempoWeight graphite shafts, FX Oversize woods come in 1-, 3-, 5-, and 7-woods.

Walter Genuin Shoes

      In August 1998, the Company acquired the exclusive distribution rights of Walter Genuin Shoes ("Genuin") for the United States and Canada. Genuin manufactures 95 different models of men's and women's shoes, available in a wide range of styles, colors and materials, both for casual wear and for playing golf.

      Under the distribution agreement, the Company has agreed that as a condition to exclusivity, it will make minimum royalty payments on the purchase of Genuin products.

      Genuin shoes are all handcrafted in Italy with the finest materials by master shoemakers. In addition to traditional craftsmanship, Genuin also attempts to add technological edges. For example, Genuin uses Gore-Tex(R) lining in certain of its golf shoes.

      The retail prices for Genuin shoes range from $350 to $2,000 per pair, and are typically sold in upscale establishments.

TearDrop Professional Golf Tour

      The Company conducts approximately 44 golf events over each twelve month period, primarily in the southeast region of the United States, from Florida to Virginia under the name of The TearDrop Professional Golf Tour. Nearly 1,000 professional golfers are expected to compete on this tour in 1999 for total prize money exceeding $4.0 million. Tournaments are held mid-week, in two-day, three-day and four-day formats.

      The tour is intended by the Company to serve as a method of introducing TearDrop, Armour and Ram products to future professional golfers. Studies show that brand usage at an early stage is instrumental in creating long-term brand loyalty. While some TearDrop Tour players graduate to the PGA Tour, others return to their home course pro-shops as golf professionals where they may have influence over purchasing and inventory. The TearDrop Tour provides the Company and its sales representatives with direct access to these pro-shops. In addition, the Tour, from time-to-time, conducts Monday/Club Pro Only events exclusively for club professionals.

Sales and Marketing

      Advertising and Promotion. During 1999, the Company is increasing its marketing efforts with The Golf Channel. All of the Company's equipment lines, including Armour, RAM, and TearDrop and Zebra putters, will have significant advertising time on The Golf Channel programming. The "TearDrop Putt of the Week," a regular and popular feature during "Golf Central," will continue to air throughout the year. The Company has entered into a two-year agreement with the Golf Channel providing for approximately $1.5 million and $1.55 million in advertising commitments during each of 1999 and 2000, respectively. The Company will also advertise extensively on network and cable television on PGA and golf related television productions. In the United States, the Company concentrates its print advertising in golf magazines such as Golf Magazine, Golf Digest, Golf World, GolfWeek and Golf Tips. The Company currently has $5.0 million of commitments for media advertising primarily on television through 1999. This amount does not cover all of the Company's advertising commitments for 1999 and may increase during the remainder of 1999. The Company has also devoted substantial capital to the production and airing of a new infomercial. The Company anticipates that it will continue to devote substantial capital to advertising and marketing during the next year.

      In addition to the traditional image advertising, the advertising campaign will include a major Direct Response, 30-minute informercial schedule, featuring the TearDrop Zebra Putter. The infomercial stars Fred Couples and Steve Jones, and is hosted by Bill McAtee. The Company intends to air the infomercial on various network and cable stations, in addition to The Golf Channel. The Company has committed in excess of $3.0 million in production and media spending to the campaign. It also expects to air a short form 60-second version of the infomercial that will air primarily on The Golf Channel.

      On January 1, 1999, the Company entered into a 2-year agreement with The Golf Channel for its TearDrop Tour division. The Golf Channel will produce "Inside the TearDrop Tour `99," a 30-minute feature show that will air 96 times per year on The Golf Channel. The show will include highlights from events, player profiles, statistics, analysis, and golf instruction. Each of the 16 original airings will replay five times. In addition, The Golf Channel has agreed to air the TearDrop Tour's four major events live or on tape delay.

      In addition, the Company promotes its product line with touring professional endorsements, such as Fred Couples, Steve Jones, Tom Watson and Tommy Tolles, pursuant to which the Company has committed to pay a minimum of approximately $4.2 million in 1999.

      During 1998 and 1997, the Company derived approximately $15.1 million (25.1%) and $3.6 million (37.4%), respectively of its sales from Sam's Clubs. The loss of sales to Sam's Clubs would have a material adverse effect on the Company's business and results of operations.

      Nationwide Distribution Network. The Company markets its products through Company-owned sales representatives to on-course golf pro shops, off-course specialty golf shops, and upscale sporting good stores. The Company employs approximately 50 persons in its domestic sales division who are responsible for all TearDrop Golf Company brands, including Armour, Ram, TearDrop and Zebra.

      Internationally, the Company has an operations and sales force in Canada and the United Kingdom and utilizes independent distributors in other major golf countries. Sales of products to international customers were approximately 10% of the Company's total sales on a combined basis during 1998 as compared to 17% on a pro forma combined basis during 1997.

      The Company's domestic sales division focuses on building and managing strong relationships with key customers on managing the field marketing effort and account merchandising of the Company's products within the local territory.

      Endorsements. The Company believes that the endorsement of its products by touring professional golfers is an important feature of its overall marketing effort. A group of touring professionals, including Tom Watson, a former Masters, British Open and United States Open Champion, Fred Couples, a former Masters Champion, Steve Jones, a former United States Open Champion, Bradley Hughes, a former Australian Masters Champion, Tommy Tolles, Tommy Armour III, Paul Goydos, Tom Byrum, Omar Uresti, Jan Stephenson and other professionals currently use or endorse the Company's products. The agreements with the Company's professionals generally are for one to three year terms and provide for certain payments by the Company to the touring professionals in consideration for their using the Company's products and bonuses based on tournament performance. The Company has also granted options to purchase Common Stock of the Company and may grant additional options in lieu of or in addition to such performance bonuses. Certain of these options can be exchanged for $100,000 and $75,000 in the years ending December 31, 1999 and 2000, respectively. The Company's obligation under endorsement agreements in place at March 15, 1999 provides for the payment of a minimum of approximately $4.2 million through December 31, 1999. The Company has instituted a "Player Pool" program, under which the Company will provide rewards on a weekly basis to professional players who win tournaments using the Company's golf clubs.

      Product Warranties. The Company supports its golf clubs with a lifetime quality guaranty, entitling the purchaser to return the clubs for repair or replacement. The Company has not experienced a material level of product warranty claims.

      Assembly. The Company assembles all of its products for its markets at its 95,000 square foot office, manufacturing and warehouse facility in Morton Grove, Illinois. Stainless steel and titanium aluminum clubheads are cast, forged or milled by outside suppliers utilizing, in some cases, Company-owned tooling and are inspected on-site by Company representatives. Production personnel receive and review incoming components, such as steel and graphite shafts and grips, most of which are supplied to the proprietary specifications of the Company. All assembly operations, including painting, stenciling and the application of all trade dress, are completed at the Morton Grove facility, which include finishing and warehousing facilities, from which finished clubs are shipped. The Company performs numerous visual and machine inspections at various points along the assembly process, intended to detect any non-conforming clubs or subassemblies.

      The Company relies on a limited number of suppliers for materials and clubheads. The Company's putter clubhead manufacturers are located in the United States. The Company's iron and driver head manufacturers are located in the Far East. While management believes that alternative sources of supply either exist or could be developed, in the event that it should lose its present sources of supply for these materials and components, or experience delays in receiving delivery from such sources, the Company would sustain at least temporary shortages of materials and components, which could have a material adverse effect on the Company's operating results.

New Club Development

      The Company's product development effort is directed by individuals consisting of a cross-functional selection of marketing, sales, tour and operations. Input is also obtained from vendors, PGA tour players, and larger key accounts at strategic times to review possible product introductions.

      The product development approach focuses on developing new designs, new technologies, and new methods of manufacturing. The new product development team strives to achieve the highest consumer values for the Company's products by optimizing performance and providing uniqueness through extensive engineering.

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

      The golf club industry is generally characterized by rapid and widespread imitation of popular golf club designs pioneered by new or existing competitors. Occasionally, new market entrants may develop innovative club designs which meet with acceptance from golf club purchasers, leading to unanticipated changes in consumer preferences. Many purchasers of premium-priced game-improvement clubs desire golf clubs that feature the latest technological innovations and cosmetic designs and their purchasing decisions are often the result of highly subjective preferences which can be influenced by many factors, including, among others, advertising, media and product endorsement. The Company could therefore face substantial competition from existing or new competitors that introduce and successfully promote golf clubs perceived to offer performance advantages and greater aesthetic appeal. The Company faces competition on the basis of price, reputation and qualitative distinctions among available products. In addition, there are several manufacturers that do not currently compete with the Company that could pose significant competition if there were to enter the market of premium-priced high-quality clubs.

Regulatory Matters

      The design of new golf clubs is greatly influenced by rules and interpretations of the United States Golf Association ("USGA"). Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new clubs to assure compliance with USGA standards. To the extent that the Company's clubs are ruled ineligible by the USGA standards, professional golfers, including the Company's paid touring professional golfers, will be unable to use the clubs and even non-professional golfers will likely be unwilling to purchase them. The Company believes that its putters all comply with USGA standards. No assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of the Company's products.

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

Employees

      At December 31, 1998, the Company had 246 full-time employees engaged in manufacturing and assembly, sales support and in management and administration.

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

                                  RISK FACTORS

      An investment in shares of Common Stock involves a high degree of risk and should not be made by persons who cannot afford the loss of their entire investment. Prospective investors, prior to making an investment decision, should consider carefully, in addition to the other information contained in this Report on Form 10-KSB and the documents and filings incorporated by reference into this Report (including the financial statements and notes thereto), the following factors. This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include but are not limited to, those discussed below, as well as those discussed elsewhere in this Report.

      Limited Operating History; History of Losses; Accumulated Deficit. Although the businesses of Tommy Armour and Ram have established names and reputations, the Company has a relatively short operating history. It commenced operations in August 1992, shipped its first products in 1993 and commenced substantial sales activities in 1994. Although the Company had net sales of approximately $60.7 million during the year ended December 31, 1998, the Company had losses of approximately $6.1 million for the year ended December 31, 1998. At December 31, 1998, the Company had an accumulated deficit of approximately $17.6 million and $11.4 million for the year ended December 31, 1997. In addition, of the Company's sales during 1998, $13.1 million or approximately 21.6%, represented primarily sales of Armour products that were discontinued and will not be marketed on a substantial basis in the future. No assurance can be given that the Company will not continue to incur losses in the future. See Financial Statements and "Management's Discussion and Analysis or Plan of Operation."

      Working Capital Deficiency; Need for Additional Capital; Qualified Report of Independent Auditors. Since its inception, the Company's internally generated cash flow has not been sufficient to finance its operations. The Company has experienced severe working capital shortfalls in the past, which have restricted the Company's ability to conduct its business. The Company has been primarily dependent upon bank debt and sales of its equity securities and other financing in order to maintain its operations. As of December 31, 1998, the Company had a working capital deficiency of approximately $4.4 million, primarily as a result of the classification of the Company's $20.9 million credit facility as a current liability since it terminates and is repayable in November 1999. As a result, the Company's independent auditor has noted in its report that these conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Nevertheless, to the extent that the Company were to refinance its Credit Facility, such that it did not terminate during 1999, of which there can be no assurance, and as a result the Credit Facility were to be classified as long term debt, the Company would no longer have a working capital deficiency. The Company's expenditures and commitments for advertising and marketing have been and continue to be substantial and the Company must continue to incur such costs in order to continue to increase consumer awareness of its products. If the Company's sales do not increase substantially to cover its expenditures, it will be required to limit its advertising expenditures and expansion plans or seek additional financing in order to continue operations. The inability to obtain additional financing when needed would have a material adverse effect on the Company's liquidity, and, as a result, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell some or all of its assets. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all, when required by the Company. See Financial Statements and "Management's Discussion and Analysis or Plan of Operation."

      Substantial Indebtedness and Repayment Obligations, Subordination. The Company has borrowed substantial amounts of money to finance the acquisitions of Tommy Armour and Ram and to fund its continuing operations. The Company had total liabilities of approximately $34.3 million at December 31, 1998, all of which are classified as current. As of March 26, 1999, approximately $25.4 million is payable to First Union National Bank, successor by merger to CoreStates Bank, N.A. ("First Union" or the "Bank") pursuant to the Company's revolving line of credit which terminates on November 10, 1999. Interest expense under the Company's Credit Facility could continue to be substantial in the future. The revolving line of credit is secured by substantially all of the assets of the Company and the Company's facility in Morton Grove, Illinois. The Loan Agreement with the Bank also provides that the Company meet certain financial covenants. At December 31, 1998, the Company was in violation of such covenants and has obtained waivers from First Union with respect thereto. No assurance can be given that the Company will maintain compliance with the covenants in the future. Because the Credit Facility terminates in November 1999, the Company will be required to refinance the obligation with the Bank or to identify alternative financing to satisfy its repayment obligation and to continue its operations. There can be no assurance that any such alternative funding sources will be available on a commercially reasonable basis if at all. If it is unsuccessful in so identifying such financing, the Company may be required to cease operations. The Loan Agreement with the Bank also contains provisions which restrict certain activities of the Company, including the sales of assets, the declaration of dividends and also provides for various other restrictive covenants, including the continuing participation of Rudy A. Slucker, the Chairman of the Board of Directors, in his current management position. See Financial Statements and "Management's Discussion and Analysis or Plan of Operation."

      Dependence on Key Personnel; Limited Industry Experience. The Company believes its success will depend to a significant extent on the efforts and abilities of certain of its senior management, particularly those of its President, Chief Executive Officer and Chairman of the Board, Rudy A. Slucker. The Company maintains "key person" life insurance in the amount of $1,000,000 on the life of Mr. Slucker under which the Company is the sole beneficiary. Although the Company has entered into an employment agreement with Mr. Slucker which expires on December 31, 1999, the loss of Mr. Slucker or other key management, marketing or technical employees could have a material adverse effect on the Company's operating results and financial condition. Management has only a limited history in the golf club industry. There is strong competition for qualified personnel in the golf club industry, and the loss of key personnel or an inability on the Company's part to attract, retain and motivate key personnel could adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to retain its existing key personnel or attract additional qualified personnel.

      Dependence upon Endorsements. As an integral part of its marketing strategy, the Company seeks to obtain endorsements of its clubs from touring professionals. Typically, the Company's agreements with its endorsing professionals provide for the use of the professionals' names in connection with the marketing of the Company's clubs and the use of the clubs by such professionals in tournament play. The effect of a particular professional's endorsement on the successful marketing of the Company's clubs, and the heightening of awareness of the Company's brand name, is directly related to the success of such professional in tournament play. However, the amount of remuneration required to be paid or provided by the Company under a typical endorsement agreement is not substantially dependent on the tournament success of such professional. Accordingly, if the Company's endorsing professionals do not have substantial tour victories, the Company likely will receive less exposure, yet would still be required to pay endorsement fees. The Company has entered into endorsement agreements with over 30 touring professionals which generally are for one to three year terms and provide for certain payments by the Company to the touring professionals in consideration for their using the Company's equipment and bonuses based on tournament performance. The Company's obligation under endorsement agreements in place at March 15, 1999 provides for the payment of a minimum of approximately $4.2 million through December 31, 1999. In order to succeed with its marketing strategy, the Company intends to continue to enter into endorsement agreements with additional professional golfers. The inability of the Company to maintain its relationships with its existing endorsing professionals, to enter into endorsement agreements with additional professional golfers, or the failure of the Company's endorsing professionals to achieve tournament success, would diminish the effectiveness of the Company's marketing strategy and may result in declining sales.

      Risks Associated with Management of Growth, Implementation of Growth Strategy and Potential Inability To Successfully Integrate Acquisitions. The successful implementation of the Company's expansion strategy will be dependent on, among other things, consumer acceptance of the Company's new lines of golf products; the reduction of Company costs; the Company's ability to develop and introduce new products to consumers and the marketplace; the Company's ability to enter into endorsement agreements with successful professional golfers; the Company's ability to identify potential acquisition prospects; the establishment of additional distribution arrangements; the hiring and retaining of additional marketing, creative and other personnel; and the successful management of such growth (including monitoring operations, controlling costs and maintaining effective quality, inventory and service controls). As the Company continues to grow, there will be additional demands on the Company's financial, technical and administrative resources. The failure to maintain and improve such resources or the occurrence of unexpected difficulties relating to the Company's expansion strategy, could have a material adverse effect on the Company's business, prospects, results of operations or financial condition. There can be no assurance that the Company will be able to implement successfully its business strategy or otherwise expand its operations. The complete integration and consolidation into the Company of the product lines acquired upon the acquisition of the assets of Tommy Armour and Ram as well as any future corporate acquisitions and new product licensing arrangements will require substantial management, financial and other resources, and could pose significant pressure on the financial condition and operating results of the Company. There can be no assurance that the Company's resources will be sufficient to accomplish such integration, or that the Company will not experience difficulties with customers, personnel or others. In addition, although the Company believes that its acquisition and licensing arrangements will enhance its competitive position and business prospects, there can be no assurance that such benefits will be realized or that the combination of the Company with other companies will be successful. Although the Company regularly evaluates possible acquisition opportunities, the Company is not a party to any agreements, commitments, arrangements or understanding with respect to any such acquisition and there can be no assurance that any such acquisitions will be effected.

      Dependence on Major Customers. The Company's sales to its five largest customers represented approximately 35% of its sales in fiscal 1998. Sales to the Company's top customer, Sam's Clubs, accounted for approximately 25% of the Company's sales in fiscal 1998. The Company anticipates that sales to its top five customers will continue to account for a significant percentage of its sales. The Company has no long term commitments or contracts with any of its customers. The loss or decreased sales from one or more of these customers would have a material adverse effect on the Company's business, prospects, results of operations or financial condition. Furthermore, the inability of any of the Company's customers to satisfy any of their obligations to the Company at any time or on a timely basis could have a material adverse effect on the business, prospects, results of operations or financial condition of the Company.

      Dependence on Limited Number of Component Suppliers. The Company assembles all of its clubs at its Morton Grove, Illinois facility. The Company does not manufacture the components required to assemble its golf clubs. The Company relies on a limited number of suppliers for club heads, shafts and grips. The Company does not have written supply agreements with any of its current suppliers. Therefore, the Company's success will be dependent on maintaining its relationships with existing suppliers and developing relationships with new suppliers. Any significant delay or disruption in the supply of components from the Company's suppliers or any diminution of quality resulting from such supplier's insufficient controls or inadequate component testing, would have a material adverse effect on the Company's business, operating results and financial condition. Further, given the highly seasonal nature of the golf equipment industry, such adverse effect would be exacerbated should any supply delay or quality problem occur immediately prior to or during any six month period ending June 30 (the period during which sales of golf equipment generally are expected to be the highest). See Financial Statements and "Management's Discussion and Analysis or Plan of Operation."

      Consumer Preferences and Industry Trends. The golf industry is characterized by the frequent introduction of new products and services, and is subject to changing consumer preferences and industry trends, which may adversely affect the Company's ability to plan for future design, development and marketing of its products and services. The Company's success will depend on the Company's ability to anticipate and respond to these and other factors affecting the industry. Moreover, if a downturn occurs in the economy, the leisure industry, including the golf industry, may be particularly vulnerable. There can be no assurance that the Company will be able to anticipate and respond quickly and effectively to changing consumer preferences and industry trends or that competitors will not develop and commercialize new products that render the Company's products and services obsolete or less marketable.

      International Sales; Reliance on Limited Number of Foreign Distributors. During the year ended December 31, 1998 sales to international customers accounted for approximately 10.0% of the Company's net sales. The Company has operations in Canada and the United Kingdom from which sales in those countries and parts of Europe are conducted. The Company also engages foreign distributors to market and sell the Company's products in other countries. Although the Company works closely with its foreign distributors, the Company cannot directly control such distributors' sales and marketing activities and, accordingly, cannot manage the Company's product sales in these foreign markets in which such distributors operate. The Company's foreign distributors may also distribute, either on behalf of themselves or other golf club manufacturers, other product lines, including product lines that may be competitive with those of the Company. There can be no assurance that these distributors will effectively manage the sale of the Company's products worldwide or that their marketing efforts will prove effective. Additionally, the Company's international sales may be disrupted or adversely affected by events beyond the Company's control, including currency fluctuations and political or regulatory changes.

      New Products; USGA Regulation. The Company believes that the introduction of innovative technologies and club designs will be crucial to its future success. New models and basic design changes are frequently introduced into the golf club market but are often met with consumer rejection. Although the Company has achieved certain successes in the introduction of its golf putters, no assurance can be given that the Company will be able to continue to design and manufacture golf clubs that meet with market acceptance. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the market. There can be no assurance that the Company will be able to continue to design innovative products that can achieve market acceptance.

      The design of new golf clubs is also greatly influenced by rules and interpretations of the USGA. Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new clubs to assure compliance with USGA standards. To the extent that the Company's clubs are ruled ineligible under USGA standards, even non-professional golfers will likely be unwilling to purchase them. No assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be revised in ways that adversely affect the sales of the Company's products.

      Management of Growth. The Company's ability to manage its growth effectively will require it to hire additional management personnel to improve its operational, financial and management information systems, to accurately forecast sales demand and calibrate manufacturing to such demand, to control its overhead, to manage its advertising and marketing programs in conjunction with actual demand, and to attract, train, motivate and manage its employees effectively. If the Company's management is unable to manage growth effectively, the Company's operating results and financial condition will be adversely affected.

      Seasonal Business; Quarterly Fluctuations. Golf is primarily a warm weather sport. The purchasing decisions of most customers are typically made in the fall and a vast majority of sales are expected to occur during the first six months of the year. In addition, quarterly results may vary from year to year due to the timing of new product introductions, orders and sales, advertising expenditures, promotional periods and shipments. Accordingly, comparisons of quarterly information of the Company's results of operations may not be indicative of the Company's overall annual performance. In addition, because of the acquisitions completed by the Company at the end of 1997, comparisons by the Company of its operations in the future to the operations during periods prior to the acquisitions will be particularly difficult. See Financial Statements and "Management's Discussion and Analysis or Plan of Operation."

      Susceptibility to General Economic Conditions. Sales of golf equipment have historically been dependent on discretionary consumer spending. As a result, the Company's revenues will be subject to fluctuations based upon general economic conditions in the United States and in the foreign countries where the Company sells its products. If there is a general economic downturn or recession in the United States or in foreign countries in which the Company markets its clubs, general consumer spending on golf equipment could be expected to decline, which would have a material adverse effect on the Company's business, operating results and financial condition.

      Uncertainty of Proprietary Rights; Expense of Intellectual Property Litigation. The Company relies on a combination of patents, trademarks and trade secret protection to establish and protect the proprietary rights it has in its products. The ability of the Company's competitors to acquire technologies or other proprietary rights equivalent or superior to those of the Company or the inability of the Company to enforce its proprietary rights would have a material adverse effect on the Company's operating results and financial condition. There can be no assurance that the Company's competitors will not independently develop or acquire patented or other proprietary technologies that are substantially equivalent or superior to those of the Company. There also can be no assurance that the measures adopted by the Company to protect its proprietary rights will be adequate to do so or that the Company's products do not infringe on third party intellectual property rights, including patents. Intellectual property matters are frequently litigated on allegations that third-party proprietary rights have been infringed. The Company may have to defend against such lawsuits, which could be expensive and time-consuming.

      Extremely Competitive Industry. The market for high quality, premium-priced golf clubs is highly competitive and includes a number of well-established companies that have more readily recognizable brand names and a larger, more widely known corps of endorsing golf professionals, as well as greater market access and financial resources than the Company. Many purchasers of premium clubs desire golf clubs that feature the most recent technology, innovative designs and recognized brand names. Additionally, purchases are often made based upon highly subjective decisions that may be influenced by numerous factors, many of which are out of the Company's control. Golfers' subjective preferences are subject to rapid and unanticipated changes. As a result, the Company will face substantial competition from existing and new companies that market golf clubs which are perceived to enhance performance, are visually appealing or appeal to other consumer preferences. In addition, the golf club industry is dominated by a small number of very large corporations such as Callaway, Fortune Brands, which owns Titleist and Cobra, and Taylor Made, that have substantial shares of the market and substantially greater financial and other resources than the Company. Further, the golf club industry is subject to rapid and widespread imitation of golf club designs which, notwithstanding the existence of any proprietary rights, could further hamper the Company's ability to compete. The Company faces competition on the basis of price, reputation and qualitative distinctions among available products. There can be no assurance as to the market acceptance of the Company's golf clubs in relation to its competition.

      Control of the Company by Officers and Directors. The Company's officers and directors beneficially own in excess of approximately 23% of the outstanding shares of the Company's Common Stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. The concentration of ownership could delay or prevent a change in control of the Company.

      Potential Limited Trading Market; Possible Volatility of Stock Price; Potential Effects of "Penny Stock" Rules. Although the Common Stock is quoted on the Nasdaq SmallCap Market ("Nasdaq"), in order to continue such quotation, the Company must satisfy certain maintenance criteria. The failure to meet these maintenance criteria may result in the Common Stock no longer being eligible for quotation on Nasdaq and trading, if any, of the Common Stock would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's Common Stock. In addition, if the Common Stock was to become delisted from trading on Nasdaq and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the

"Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage them from effecting transactions in the Common Stock, which could severely limit the liquidity of the Common Stock and the ability to sell the Common Stock in the secondary market.

      In the absence of an active trading market, purchasers of the Common Stock may experience substantial difficulty in selling their shares. The trading price of the Company's Common Stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of technological innovations by the Company or its competitors, general conditions in the golf club industry and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies and that are often unrelated to operating performance.

      Shares Eligible for Future Sale; Effect of Outstanding Options and Potential Issuances of Bonus Shares. Sales of the Company's Common Stock in the public market could adversely affect the market price of the Common Stock. As of the date hereof, there are outstanding options to purchase an aggregate of 1,294,048 shares of Common Stock at per share exercise prices ranging from $2.06 to $11.81. The Company has reserved 450,000 shares for issuance under the 1996 Employee Stock Option Plan, has granted options to acquire 500,000 shares of Common Stock (and an additional 1,250,000 shares, subject to shareholder approval, of which 1,000,000 shares will be subject to the Company achieving certain earnings or stock price targets) to Rudy A. Slucker, the Chairman of the Board, President and Chief Executive Officer of the Company and has granted options to purchase up to an aggregate of 92,500 shares of Common Stock to touring golf professionals who perform consulting and promotional services for the Company. Under the promotional agreements with the Company's golf professionals, the Company may be required to grant additional stock options if the professional satisfies certain conditions such as winning a golf tournament. If the Company's professionals win a large number of tournaments, the number of additional options granted could be substantial. The exercise of such outstanding options would dilute the then-existing stockholders' percentage ownership of the Company's Common Stock, and any sales in the public market of Common Stock underlying such stock options could adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such stock options.

      Bonus Shares and Bonus Payments to the Company's Chairman. The Company's employment agreement with Rudy A. Slucker, its Chairman, President and Chief Executive Officer provides that Mr. Slucker is entitled to receive a bonus equal to 10% of the Company's pre-tax net income starting with the year ending December 31, 1998. The bonus was payable to the extent of 50% of such amount in cash and the remaining 50% in the form of Common Stock of the Company. The issuance of these additional shares could also have an adverse effect on the liquidity of the Company's Common Stock.

      Potential Adverse Effects of Preferred Stock Issuance. The Board of Directors has the authority, without further stockholder approval, to issue up to 1,000,000 shares of preferred stock, in one or more series, and to fix the number of shares and the rights, preferences and privileges of any such series. The issuance of preferred stock by the Board of Directors could affect the rights of the holders of the Common Stock. For example, such an issuance could result in a class of securities outstanding that would have dividend, liquidation, or other rights superior to those of the Common Stock or could make a takeover of the Company or the removal of management of the Company more difficult. The Board of Directors does not currently intend to issue any shares of preferred stock in the foreseeable future.

      No Dividends. The Company has never declared or paid dividends on its Common Stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors. The Company, Tommy Armour, Ram and First Union are parties to an Agreement whereby the payment of dividends and redemption payment are restricted under certain circumstances including (i) where the Company has failed to make payments or otherwise failed to comply with covenants in, or an Event of Default has occurred under, the loan agreement (except where such breach, failure or Event of Default is cured by the Company or waived by the
Bank), (ii) where the Bank accelerates the indebtedness, or (iii) where there occurs an insolvency event.

Item 2.

Description of Property

      The Company owns 95,000 square feet of office, manufacturing and warehouse and distribution space in Morton Grove, Illinois. The Company conducts its assembly, warehouse and distribution activities from these facilities. The Company occupies 20,000 square feet of office and warehouse space in Union, NJ, under a five-year lease agreement between the Company and Dolo Realty which terminates in August, 2002. The aggregate minimum rental payments under the lease for the years ending December 31, 1999 and 2000 are $76,666 and $80,000, respectively. During the latter part of 1997 and the first quarter of 1998, the Company conducted its TearDrop putter assembly, warehouse and distribution activities from this location as well as its corporate headquarters activities. Upon the acquisition of Tommy Armour in November 1997, the Company transferred its putter assembly, warehouse and distribution activities to the Morton Grove, Illinois location. As a result, the Union, New Jersey location is used solely for corporate activities. The Company has subleased a portion of the Union, New Jersey location and continues to maintain its corporate headquarters at that location.

      The Company also uses an outside warehouse for storage of larger, bulk inventory items such as golf bags. The arrangement with the warehouse is month-to-month and the rental and storage charges are directly related to the amount of inventory being stored each month.

Item 3. Legal Proceedings.

      The Company has been named, among others, as a defendant in a lawsuit entitled Izett Manufacturing, Inc. v. RAM Golf Corporation, Laser Golf Corporation, TearDrop Golf Company and TearDrop RAM Golf Company, case number 98 CV 858, in which the plaintiff was initially seeking damages of $11.5 million. During the course of litigation, the initial demand has been significantly diminished. The Company believes that the lawsuit is without merit and is defending it vigorously. Accordingly, no reserve has been established for this legal matter.

      The Company was also named as a defendant in a lawsuit entitled Laser Golf Corporation and James R. Hansberger v. TearDrop RAM Golf Company and TearDrop Golf Company, case number 98 CH 08433, in the Illinois State Court of Cook County, Illinois, in which the plaintiff alleged breach of contract. On March 2, 1999, the parties reached a mutually agreeable settlement and the case has been dismissed without prejudice.

      The Company has filed a complaint against Laser Golf Corporation entitled TearDrop Golf Company v. Laser Golf Corporation and James R. Hansberger, case number 98 C 5592, in the United States District Court for the Northern District of Illinois, Eastern Division, alleging trademark and trade dress infringement. This case was also settled on March 2, 1999, in which defendants agreed to be permanently enjoined from using the Company's trademarks and trade dress.

      In March 1999, the Company received a formal notice demanding arbitration from Pro Golf Promotions, LLC, Cal Rogers and Dara O'Neill in connection with certain disputes between such parties and the Company relating to the purchase by the Company from such parties of the TearDrop Professional Golf Tour. Such parties are seeking certain money damages and the issuance of up to 65,000 shares of Common Stock related to alleged incentive obligations for 1998 and up to 65,000 shares of Common Stock related to such obligations for 1999. The Company believes that such parties are not entitled to the issuance of such shares or to money damages and intends to vigorously defend such claim.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Market Information: Since the effective date of the Company's registration statement on December 19, 1996, the Company's Common Stock has been traded on the Nasdaq SmallCap Market under the symbol "TDRP." The Company's Redeemable Common Stock Purchase Warrants were traded on the Nasdaq SmallCap Market under the symbol "TDRPW" from the effective date of the Company's registration statement on December 19, 1996 to May 1998. In May 1998, the Company notified all registered holders of its Warrants of the Company's intention to redeem such warrants in June 1998 for $.01. Each Warrant entitled the holder thereof to purchase one share of the Company's Common Stock at a price of $5.50 per share. Pursuant to that notification, substantially 100% of the Warrants were exercised by the holders and the Company issued 1,541,700 shares of its Common Stock in exchange for $8.3 million.

      The following table shows the range of closing bid prices for all quarters that the Company's securities have been publicly traded. These amounts, which have rounded to the nearest eighth, represent quotations between dealers and do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

               Common Stock
               Quarter Ended                  High          Low
               -------------                  ----          ---
               December 31, 1996              $5.750       $4.750

               March 31, 1997                 $6.250       $3.938
               June 30, 1997                  $4.500       $2.375
               September 30, 1997             $5.688       $2.063
               December 31, 1997              $7.438       $4.250

               March 31, 1998                 $6.875       $5.625
               June 30, 1998                  $14.063      $6.750
               September 30, 1998             $10.063      $4.938
               December 31, 1998              $6.938       $4.125

      Holders: As of March 22, 1999, there were in excess of 1,800 beneficial holders of Common Stock of the Company.

      Dividends: The Company has never declared or paid dividends on its Common Stock and does not intend to pay dividends in the foreseeable future. The payment of dividends by the Company is restricted pursuant to the Loan Agreement with First Union. See "Item 1 - Description of Business Acquisition of Tommy Armour Golf Company" and "Item 6 - Management's Discussion and Analysis or Plan of Operation-Capital Resources and Liquidity."

Item 6. Management's Discussion and Analysis or Plan of Operation.

      Overview

      The Company designs, develops, manufactures and markets throughout the world high-quality, premium priced golf clubs based on its proprietary technologies, including (a) its TearDrop line of putters; (b) its Armour line of irons and woods; (c) its Ram line of irons, woods and wedges; and (d) its Zebra putters. The Company's lines of products are used by golfers throughout the world, including professional golfers on the PGA Tour, the Senior PGA Tour, the Ladies PGA Tour and the Nike Tour. In addition, the Company operates a professional developmental golf tour for aspiring PGA Tour players and is the sole United States distributor for Walter Genuin shoes.

      The Company introduced its first product, the TearDrop putter, in 1993 and commenced significant marketing and sales activities in 1994. The Company completed an initial public offering of its common stock in December 1996. In January 1997, the Company commenced a substantial television and print advertising campaign. The costs to produce and air the infomercial and television commercials were substantial and resulted in losses as the Company continued to roll out its advertising campaign in the first three quarters of 1997.

      In the fourth quarter of 1997, the Company completed three acquisitions:

      (a) In October, the Company acquired the assets of Pro Golf Promotions, LLC, a professional developmental tour for aspiring PGA Tour players, for 50,000 shares of the Company's common stock. The tour was immediately renamed "The TearDrop Professional Golf Tour".

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

      Neither Armour nor Ram were profitable in 1997 or 1996 and both businesses had substantial declines in sales from 1996 to 1997. Armour incurred losses of $19.1 million and $399,000 with sales of $32.0 million and $56.2 million for its fiscal years ended September 30, 1997 and 1996, respectively, and Ram incurred losses of $4.1 million and $307,000 with sales of $14.0 million and $19.4 million for the years ended December 31, 1997 and 1996, respectively.

      Since the acquisitions were completed, the Company has devoted substantial efforts to reduce costs, eliminate unprofitable product lines, and focus on marketing of high quality products. However, there can be no assurance that the Company will be able to operate the combined enterprises successfully or reverse the history of losses that each of the Company, Ram and Armour have incurred in the past.

      The Company believes that an important element for increasing awareness and demand for its golf clubs is the building of a corps of touring professional golfers that will endorse, use and win with the Company's clubs. Accordingly, as an integral part of its marketing strategy, the Company continually seeks to obtain professional endorsements of its clubs. The Company has entered into endorsement agreements, of up to three years, with professional players principally on the PGA Tour which provide for base payments in consideration of the use of the professionals' names in connection with the marketing of the Company's clubs and the use of the clubs by such professionals in tournament play. In addition, bonus payments that could be substantial may be made based upon tournament performance, standings on the official money list, and being named to the Ryder Cup or President Cup teams. The Company has granted stock options to certain of its endorsing professionals and intends to continue to do so in the future. During 1998, the Company recorded compensation expense of $200,000 in connection with the grant of such options on the date of grant. The effect of a particular professional's endorsement on the successful marketing of the Company's clubs, and the heightening of awareness of the Company's name, may be directly related to the success of such professional in tournament play. The Company, however, will be required to compensate a professional whether or not he or she is successful. For 1999, the Company has entered into endorsement agreements which will require the payment of a minimum of approximately $4.2 million should each of the professionals use and endorse the Company's products as provided in the agreements. In addition, the Company anticipates that it will devote substantial capital to advertising and marketing during the next year.

      The Company has also made substantial expenditures and commitments for advertising and marketing and must continue to incur such costs in order to continue to increase consumer awareness of its products. During 1999, the Company will incur substantial expenses for television, print advertising, for its program with the Golf Channel and in connection with its infomercial, among other things. There can be no assurance that the expansive advertising and marketing will result in increased sales for the Company.

      The Company has incurred substantial indebtedness in financing the acquisition of Armour and Ram and in financing its expansion and operations. At December 31, 1998, the Company had $34.3 million in liabilities, approximately $20.9 million of which was payable to First Union. The credit facility with First Union will reduce to $25.0 million at June 30, 1999 and terminates on November 10, 1999. The Company will therefore be required to either refinance the credit facility or identify alternative financing. As of December 31, 1998, the Company had a working capital deficiency of approximately $4.4 million, primarily as a result of the classification of the Company's $20.9 million credit facility as a current liability since it terminates and is repayable in November 1999. As a result, the Company's independent auditor has noted in its report that these conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Nevertheless, to the extent that the Company were to refinance its Credit Facility, such that it did not terminate during 1998, of which there can be no assurance, and as a result the Credit Facility were to be reclassified as long term debt, the Company would no longer have a working capital deficiency.

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

      Results of Operations

      Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      In the final two months of 1997, the Company acquired the businesses of Tommy Armour and Ram. Since the operations of those businesses are included for the entire year of 1998 and, in the case of Tommy Armour, for approximately 50 days, and, in the case of Ram, for one day, in 1997, all comparisons are affected by the inclusion of those businesses in 1998.

      The following table compares certain reported financial information as well as pro forma financial information, as if both Tommy Armour and Ram had been included from January 1, 1997::

                           Results as Reported
              (dollar amounts in $000's in the table only)         Pro Forma Results
               ------------------------------------------  -------------------------------
                 1998         1997       Change  % change     1997      Change    % change
Net sales      $ 60,715    $  9,624    $ 51,091    530.8   $ 48,795    $ 11,920      24.4
Gross profit     24,287       2,081      22,206   1067.1     13,433      10,854      80.9
SG&A             28,836      11,106      17,730    159.6     53,704     (24,868)    (46.3)
Loss from
operations       (4,549)     (9,025)      4,476     49.6    (40,271)     35,722      88.7
Interest          1,595         124       1,471   1186.3      2,625      (1,030)    (39.2)
Net loss         (6,144)     (9,149)      3,005     32.8    (42,896)     36,752      85.7

      The significant increases in sales, gross profit, and selling, general and administrative expense from 1997 to 1998 are a result of Tommy Armour and Ram being included for the entire year of 1998. Tommy Armour was included in 1997 from November 7 and Ram from December 30, the dates of their respective acquisitions by the Company.

      Gross profit, as a percentage of net sales, increased from 21.6% in 1997 to 40.0% in 1998. This increase is attributed to, among other things, the sale of discontinued inventory in 1997 of Armour products at a gross profit percentage of approximately 2.8%.

      Selling, general and administrative expense, as a percentage of sales, decreased from 115.4% in 1997 to 47.5% in 1998. In 1997, the Company invested heavily in infomercial and advertising production and airtime costs in order to increase awareness of its product line. During 1998, the Company continued extensive advertising and marketing, incurring approximately $7,523,000 in advertising costs during 1998. In addition, general and administrative expense due to the addition of Armour, with sales of low gross margin product (see previous paragraph) tended to increase the percentage of selling, general and administrative expense to sales.

      Interest expense, net, increased from $124,000 in 1997 to $1,595,000 in 1998 and as a percentage of sales from 1.3% in 1997 to 2.6% in 1998. In connection with the acquisition of Armour and Ram and to provide working capital to manage its business, the Company obtained a line of credit, initially for $18,000,000, which was later increased to $25,000,000.

      As a result of the increase in sales and gross profit, offset by the increase in selling, general and administrative expense and interest expense, net loss decreased from $9,149,000 in 1997 to $6,144,000 in 1998.

      Year Ended December 31, 1998 Compared to Pro Forma Year Ended December 31, 1997

      Sales for 1998 were $60,715,000 compared to pro forma sales of $48,795,000 in 1997, an increase of $11,920,000 or 24.4%. Included in the pro forma sales of 1997 are $32.0 million of Armour sales, all of which were product introduced and subsequently discontinued in 1997, and $14.0 million of Ram sales, approximately $10 million of which was product lines, not continued into 1998. Included in 1998 are sales of discontinued product lines of approximately $13.0 million. Therefore, on continuing product lines, sales in 1997 were approximately $7.0 million compared to approximately $48.0 million in 1998.

      Gross profit in 1998 was $24,287,000 or 40.0% of sales compared to pro forma gross profit of $13,433,000 or 27.5% of sales in 1997. In 1997, due to the discontinuation of the Armour product line and the resulting sale at reduced prices, the gross profit percentage of Armour sales was approximately 16.7%. Since Armour's net sales accounted for approximately two-thirds of the combined pro forma sales, Armour's gross profit percentage had a significant impact on the pro forma gross profit percentage.

      Selling, general and administrative expense in 1998 was $28,836,000 or 47.5% of net sales, compared to pro forma $53,704,000 or 110.1% of net sales in 1997. In 1997, Armour introduced a new line of golf clubs, which was not accepted in the marketplace. Armour incurred significant marketing, promotion and advertising expenses in the introduction of this product and, as a result, Armour's selling, general and administrative expenses were 110.5% of its sales in 1997. Ram's sales in 1997 were declining from prior years, but selling, general and administrative expenses remained constant, and as a result, were 73.1% of Ram's sales in 1997. TearDrop's selling, general and administrative expense in 1997 was 276% of sales. Subsequent to the initial public offering in December 1996, the Company commenced an extensive marketing and advertising to introduce and broaden market awareness of the TearDrop putter.

      Upon completion of the acquisitions of Armour and Ram, the Company undertook to consolidate operations, eliminate overlapping and duplicate staff and facilities and reduce overall selling, general and administrative expense. As a result of the increase in sales of non-discontinued products, the decrease in sales of discontinued products and the resulting lower than expected gross profit percentages, as well as the decrease in selling, general and administrative expenses in 1998 as compared to 1997, pro forma loss from operations decreased from $40,271,000 in 1997 to $4,549,000 in 1998, a decrease of 88.7% in the operating loss.

      Interest expense in 1998 was $1,595,000 compared to pro forma interest of $2,625,000 in 1997. In 1997, Armour was charged approximately $2.2 million in interest by its parent company for intercompany advances. In addition, for pro forma purposes, interest charges have been assumed for the entire year of 1997 for cash borrowed to finance the acquisitions of Armour and Ram.

      For all of the reasons discussed above, net loss for 1998 was $6,144,000 compared to a pro forma net loss of $42,896,000 for 1997, a decrease of $36,752,000 or 85.7%.

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

      Cost of sales were $7,543,000 (78.4% of sales) for the year ended December 31, 1997, compared to $407,000 (48.1% of sales) for the year ended December 31, 1996, an increase of $7,136,000. The increase in cost of sales as a percentage of sales reflected the high cost of the Armour products that were sold during December, generally for reduced prices. Gross margins on the TearDrop line of products increased from 52% in 1996 to 69% in 1997. The increase in gross margins was a result of a higher average selling price which lowered unit cost per product sold. Gross margins on the Armour line of products were 2.8% reflecting the attempt to reduce discontinued inventory at lower prices following the acquisition.

      Selling, general and administrative expenses were $11,106,000 for the year ended December 31, 1997 or 115.4% of sales, compared to $1,176,000 for the year ended December 31, 1996 or 139% of sales, an increase of $9,930,000. Of this increase, $3,222,000 was attributable to selling, general and administrative expense of the Armour operations from the date of acquisition. In addition, in 1997, the Company invested heavily in infomercial and advertising production and airtime costs in order to increase awareness of its product line. Also, because of the growth of the Company, additional sales, marketing, finance and administrative personnel were hired in the latter part of 1996 and in 1997. The Company also incurred expenses in moving its operating facilities in August 1997 from South Carolina to New Jersey. Selling, general and administrative expenses also includes $438,000 representing compensation expense representing the difference between the exercise price and the fair value of stock options to purchase 250,000 shares of Common Stock granted to Rudy Slucker, the Company's Chairman, President and Chief Executive Officer, in December 1997.

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

      Liquidity and Capital Resources

      As of December 31, 1998, the Company had a working capital deficiency of approximately $4.4 million, primarily as a result of the classification of the Company's $20.9 million credit facility as a current liability since it terminates and is repayable in November 1999. As a result, the Company's independent auditor has noted in its report that these conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company had total stockholder's equity of $7,434,000.

      Pursuant to a Loan and Security Agreement, as amended (the "Loan Agreement"), between the Company and First Union, First Union has provided a $30.0 million revolving credit facility (the "Credit Facility"), a portion of which was used by the Company to finance the acquisition of the assets of Armour and Ram and is currently being utilized by the Company's to satisfy its working capital and general corporate expenditures. The Credit Facility terminates on November 10, 1999 and must be repaid by such date. The Company currently does not have the resources to repay the entire Credit Facility and will be required to either refinance the Credit Facility with First Union or identify an alternative source of financing prior to such date. The Company has had discussions with certain institutions but currently has no agreements with any alternative source of financing and no assurance can be given that any such arrangements can be achieved on terms that are acceptable to the Company. The Company drew down $10.0 million under the Credit Facility to fund the cash payment for Armour and $2,668,009 under the Credit Facility to fund the cash payment for Ram. Funds extended pursuant to the Credit Facility accrue interest at the prime rate minus 1/2% or LIBOR plus 2% per annum. The Credit Facility will be reduced to $25.0 million commencing June 30, 1999. The Credit Facility is secured by the Company's facility in Morton Grove, Illinois, and substantially all of the assets of the Company, including the assets acquired in connection with the acquisitions of Armour and Ram. The Loan Agreement contains restrictions on certain of the Company's activities, including, but not limited to, the payment of dividends, redemption of securities and the sale of assets outside the ordinary course of the Company's business. The Loan Agreement also provides that the Company meet certain financial covenants. At December 31, 1998, the Company was in violation of such covenants and has obtained waivers from First Union with respect thereto. No assurance can be given that the Company will maintain compliance with the covenants in the future.

      On March 10, 1999, Rudy Slucker, the Chairman, President and Chief Executive Officer of the Company, loaned the Company $500,000, repayable on demand, once the Company has reached certain reduced levels of indebtedness under the Credit Facility with First Union. In March 1998, the Company repaid a loan to the Company's Chief Executive Officer in the amount of $400,000. Interest expense on all shareholder loans aggregated approximately $8,000 and $32,000 for the years ended December 31, 1998 and 1997, respectively.

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

      The Company currently has $5.0 million of commitments for media advertising primarily on television through 1999. This amount does not cover all of the Company's advertising commitments for 1999 and may increase during the remainder of 1999. The Company has also entered into a two year agreement with the Golf Channel, providing for expenditures of approximately $1.5 million and $1.55 during 1999 and 2000, respectively. In addition, the Company has entered into endorsement agreements with golf professionals which will require the payment of a minimum of approximately $4.2 million in 1999. The Company has also devoted substantial significant capital to the production and airing of a new infomercial. The Company anticipates that it will continue to devote substantial capital to advertising and marketing during the next year.

      The Company does not have any significant capital expansion plans at the present time and any capital expenditures will be financed from internally generated funds. There can be no assurance, however, that the current line of credit is sufficient to allow the Company to meet its needs, particularly if sales do not increase or if the Company encounters operational difficulties.

      The statements of cash flows for the Company for the years ended December 31, 1998 and 1997 is summarized below:

                                                    1998           1997

        Net cash used by operating activities   $ 8,115,000   $  7,092,000
        Net cash used in investing activities       190,000     14,448,000
        Net cash provided by financing
        activities                                8,625,000     17,313,000

      In connection with the acquisition of assets of Armour, the Company issued 100,000 shares of Series A Preferred Stock. On June 24, 1999, 70,000 shares of the Series A Preferred Stock were converted by the holder thereof into 933,333 shares of Common Stock. Simultaneously with such conversion, the Company redeemed the remaining 30,000 outstanding shares of Series A Preferred Stock for $3,000,000.

      At December 31, 1998, the Company had goodwill and intangible assets, primarily related to the acquisition of the assets of Armour and Ram of approximately $7,143,000. During 1998, the Company recognized amortization expense of approximately $513,000. The Company will continue to amortize this goodwill and intangible assets.

      From March through June 1998, 138,785 shares of Common Stock of the Company were purchased by the administrator of the Company's 401(k) plan (the "Plan") on behalf of certain employees of the Company at prices generally ranging from $6.81 to $14.125. It appears that the provisions of the Securities Act of 1933, as amended, relating to the registration of securities may not have been fully complied with in connection with the offer or sale of these securities. Accordingly, the Company offered to repurchase these securities from the relevant employee 401(k) accounts for their purchase price for cash, plus interest from the date of purchase. The Company commenced the offer on July 16, 1998 and the offer terminated on August 15, 1998. Employees holding the shares of Common Stock accepted the offer and the Company will be required to pay approximately $1.1 million to satisfy acceptances of offers by its employees. The Company intends to satisfy such obligations by offering to such employees additional shares of Common Stock of the Company having a net value after consideration of shares that might not be repurchased equal to the obligation (approximately $400,000) which the Company anticipates could result in the issuance of up to an additional 80,000 shares of Common Stock.

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

      In 1997, the Company began to address the year 2000 problem. The issue is one in which computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations. The Company has assigned its Manager of Information Systems to coordinate and implement measures designed to prevent disruption in its business operations related to the year 2000 problem. The Company has completed the remediation of its mission-critical IT applications software in December 1998 and intends to complete an end-to-end test of its IT systems by July 1999. The Company is assessing the effect of the year 2000 problem on its non-IT systems and intends to replace non-IT systems as necessary to become year 2000 ready by July 1999. Additionally, the Company is working with its customers and its suppliers to determine whether the year 2000 problem will have an adverse effect on the Company's relationships with them.

      During 1999, the Company anticipates it will spend approximately $165,000 above normal operating costs in order to comply with year 2000 issues funded through regular operations.

      There can be no assurance that year 2000 remediation by the Company or third parties will be properly and timely completed and a failure to do so could have a material adverse effect on the Company's financial condition. The Company cannot predict the actual effects to it of the year 2000 issue, which depends on numerous uncertainties such as: (1) whether major third parties address this issue properly and timely, and (2) whether broad-based or systemic economic failures may occur. The Company is currently unaware of any events, trends, or conditions regarding this issue that may have a material effect on the Company's results of operations, liquidity, and financial condition. If the year 2000 issue is not resolved by December 31, 1999, the Company's results of operations or financial condition could be materially adversely affected.

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

      Forward Looking Statements

      When used in this and in future filings by the Company with the Securities and Exchange Commission ("the Commission"), in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," `will continue," "is anticipated," "estimated", "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of the Company's business and operations are described in "Risk Factors" herein.. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 7. Financial Statements.

      The Financial Statements required by this item appear under the caption "Index to Financial Statements" and are included elsewhere herein commencing on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure and Control Persons; Compliance

      Effective February 27, 1998 (the "Effective Date of Dismissal"), Rothstein, Kass & Company, P.C. ("Rothstein Kass") ceased serving as the Company's accountants. The report of Rothstein Kass on the Company's financial statements as of December 31, 1995 was initially qualified as to uncertainty regarding the Company's ability to continue as a going concern. In reissuing such report in connection with the December 31, 1996 audit, the qualification was removed and the report contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was ratified by the Audit Committee of the Company's Board of Directors. During the two most recent fiscal years prior to the Effective Date of Dismissal and all subsequent interim periods preceding the date hereof, there were no disagreements between the Company and Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rothstein Kass, would have caused Rothstein Kass to make reference to the subject matter of disagreement in connection with Rothstein Kass's reports.

      Effective February 27, 1998 (the "Effective Date of Engagement"), the Company engaged Ernst & Young LLP ("E&Y") as its principal accountants. During the two most recent fiscal years prior to the Effective Date of Engagement and all subsequent interim periods preceding the date hereof, the Company has not consulted E&Y regarding any matters or events as set forth in Item 304(a)(2) of Regulation S-K.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting to Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

Item 10. Executive Compensation.

Director Compensation

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting to Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

Executive Compensation

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting to Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting to Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

Item 12. Certain Relationships and Related Transactions.

      Incorporated by reference to the Company's Proxy Statement for Annual Meeting to Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

Item 13. Exhibits, List and Reports on Form 8-K.

      (a)         Exhibits.

Exhibit No.       Description
-----------       -----------

3.1 H             Certificate of Incorporation
3.2 H             Certificate of Merger
3.3 H             Agreement and Plan of Merger dated October 21, 1996 between the Company and TearDrop Putter Corporation, a South Carolina
                  Corporation
3.4 H             By-Laws
10.25 +           Asset Purchase Agreement dated as of October 31, 1997 among
                  Tommy Armour Golf Company, USI Canada, Inc., Tommy Armour Golf
                  (Scotland) Ltd., USI American Holdings, Inc., TearDrop
                  Acquisition Corp. and TearDrop Golf Company
10.26 +           Registration Agreement dated as of October 31, 1997 between
                  TearDrop Golf Company and Tommy Armour Golf Company
10.27 +           Loan and Security Agreement dated as of November 10, 1997
                  among TearDrop Golf Company, TearDrop Acquisition Corp. and
                  CoreStates Bank, N.A.
10.27(a) *        First Amendment to Loan and Security Agreement dated as of
                  January 9, 1998 among TearDrop Golf Company, Tommy Armour Golf
                  Company, TearDrop Ram Golf Company and CoreStates Bank, N.A.
10.28 *           Asset Purchase Agreement dated as of December 23, 1997 among
                  TearDrop Golf Company, TearDrop Ram Golf Company, Ram Golf
                  Corporation and Ram Golf UK, Ltd.
10.29 *           Registration Agreement dated as of December 29, 1997 between
                  TearDrop Golf Company and Ram Golf Corporation
10.30 *           Warrant dated December 29, 1997 made by TearDrop Golf Company in favor of Ram Golf Corporation
10.31 >           Settlement Agreement dated March 31, 1998 among TA Liquidation
                  Corp., formerly known as Tommy Armour Golf Company, Tommy
                  Armour Golf (Scotland) Ltd., and USI Canada, Inc.; USI
                  American Holdings, Inc., and Tommy Armour Golf Company,
                  formerly known as TearDrop Acquisition Corp., and TearDrop
                  Golf Company
10.32             Amendment and Joinder Agreement effective as of September 30,
                  1998 among TearDrop Golf Company, Tommy Armour Golf Company,
                  TearDrop Ram Golf Company, TearDrop Acquisition Corp. and
                  First Union National Bank
10.33             Amendment to Loan and Security Agreement dated as of February
                  24, 1999 among TearDrop Golf Company, Tommy Armour Golf
                  Company, TearDrop Ram Golf Company, TearDrop Acquisition Corp.
                  and First Union National Bank
10.34             Third Amendment to Loan and Security Agreement dated as of
                  March 8, 1999 among TearDrop Golf Company, Tommy Armour Golf
                  Company, Ram Golf Corporation, TearDrop Acquisition Corp. and
                  First Union National Bank
16 ^              Letter from Rothstein, Kass & Company, P.C. to the Commission dated March 2, 1998
21                Subsidiaries
23                Consent of Ernst & Young LLP
27                Financial Data Schedule

---------------

      H Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form SB-2 (File No.333-14647) and incorporated herein by reference.

      * Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K filed on January 13, 1998 and incorporated herein by reference.

      ^ Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K filed on March 4, 1998 and incorporated herein by reference.

      > Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-KSB filed on April 7, 1998 and incorporated herein by reference.

      (b) During the last quarter of the period covered by this report and up to March 30, 1999, the Company filed the following Current Reports on Form 8-K:

      1. Current Report on Form 8-K filed on September 4, 1998 to report the signing of a non-binding letter of intent between the Company and Lynx Golf, Inc., which has subsequently been terminated.

      2. Current Report on Form 8-K filed on March 16, 1999 to report preliminary financial results from the fiscal year ended December 31, 1998.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
TearDrop Golf Company

We have audited the accompanying consolidated balance sheet of TearDrop Golf Company as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TearDrop Golf Company at December 31, 1998 and the consolidated results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that TearDrop Golf Company will continue as a going concern. As more fully described in Note 6, The Company has a working capital deficiency and recurring operating losses. In addition, the Company has not complied with certain covenants of loan agreements with banks. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/ Ernst & Young LLP

Chicago, Illinois
March 31, 1999,
except for third paragraph of Note 6, as to which the date is April 14, 1999

                              TearDrop Golf Company
                           Consolidated Balance Sheet
                                December 31, 1998
       (All dollar amounts, except share and per share amounts, in $000's)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $    373
  Accounts receivable less allowance for returns and
    doubtful accounts of $1,860                                          10,114
  Inventories                                                            19,026
  Other current assets                                                      362
                                                                       --------
    Total current assets                                                         $ 29,875

PROPERTY AND EQUIPMENT, less accumulated
  depreciation                                                                      4,729

GOODWILL AND INTANGIBLE ASSETS, less accumulated
  amortization of $543                                                              7,143
                                                                                 --------
                                                                                 $ 41,747
                                                                                 ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $  7,216
  Accrued liabilities                                                     6,188
  Note payable                                                           20,909
                                                                       --------
    Total current liabilities                                                    $ 34,313

STOCKHOLDERS' EQUITY:

  Preferred stock $.01 par value, authorized 1,000,000 shares, issued and outstanding none
  Common stock, $.01 par value, authorized
    10,000,000 shares, issued and 5,179,890 outstanding
    shares                                                                   52
  Capital in excess of par value                                         25,186
  Accumulated other comprehensive income                                   (229)
  Accumulated deficit                                                   (17,575)
                                                                       --------
    Total stockholders' equity                                                      7,434
                                                                                 --------
                                                                                 $ 41,747
                                                                                 ========

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
               Consolidated Statements of Operations
                 For the Years Ended December 31, 1998 and 1997
      (All dollar amounts, except share and per share amounts, in $000's)

                                                      Years Ended December 31
                                                     --------------------------
                                                         1998            1997
                                                     -----------    -----------

Net sales                                            $    60,715    $     9,624
Cost of sales                                             36,428          7,543
                                                     -----------    -----------
Gross profit                                              24,287          2,081

Selling, general and
  administrative expenses                                 28,836         11,106
                                                     -----------    -----------
Income (loss) from operations                             (4,549)        (9,025)
Interest (expense) income, net                            (1,595)          (124)
                                                     -----------    -----------
Income (loss) before income taxes                         (6,144)        (9,149)
Income tax (expense)                                          --             --
                                                     -----------    -----------
Net loss                                             $    (6,144)   $    (9,149)
                                                     ===========    ===========
Preferred dividends                                          137             --
                                                     -----------    -----------
Loss attributable to common shareholders             $    (6,281)   $    (9,149)
                                                     ===========    ===========

Net loss per common share - basic and diluted        $     (1.58)   $     (4.10)
                                                     ===========    ===========
Weighted average number of
  common shares outstanding - basic and diluted        3,982,382      2,230,397
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
          Consolidated Statements of Stockholders' Equity (Deficiency)
                 For the Years Ended December 31, 1998 and 1997
      (All dollar amounts, except share and per share amounts, in $000's)

                                                                                  Accumulated
                                                                     Capital in      Other
                                                 Common Stock        Excess of   Comprehensive    Accumulated
                                              Shares       Amount    Par Value       Income         Deficit       Total
                                             ---------   ---------   ----------  -------------    -----------   ---------
Balance January 1, 1997                      2,000,000   $      20   $   5,701                   ($  2,282)     $   3,439

Comprehensive income:
 Net income                                                                                         (9,149)        (9,149)
 Currency translation adjustment                                                        (25)                          (25)
                                                                                                                ---------
Comprehensive income                                                                                               (9,174)
                                                                                                                ---------
Sales of common stock                          242,500           2         842                                        844
Shares of stock and warrants issued for
   companies acquired                          412,357           5       2,416                                      2,421
Options issued to an officer, consultants,
   and other non-employees                                                 675                                        675
                                             ---------   ---------   ---------    ---------      ---------      ---------
Balance December 31, 1997                    2,654,857          27       9,634          (25)       (11,431)        (1,795)

Comprehensive income:
  Net income                                                                                        (6,144)        (6,144)
  Currency translation adjustment                                                      (204)                         (204)
                                                                                                                ---------
Comprehensive income                                                                                               (6,348)
                                                                                                                ---------

Conversion of preferred stock to
  common stock                                 933,333           9       6,991                                      7,000
Exercise of common stock options                50,000           1         199                                        200
Redemption of common stock warrants          1,541,700          15       8,299                                      8,314
Options issued to non-employees                                            200                                        200
Preferred dividends paid                                                  (137)                                      (137)
                                             ---------   ---------   ---------    ---------      ---------      ---------
Balance December 31, 1998                    5,179,890   $      52   $  25,186    ($    229)     ($ 17,575)     $   7,434
                                             =========   =========   =========    =========      =========      =========

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1998 and 1997
      (All dollar amounts, except share and per share amounts, in $000's)

                                                                                   Years
                                                                            Ended December 31
                                                                          --------------------
                                                                             1998        1997
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $ (6,144)   $ (9,149)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization                                              1,116         160
  Provision for doubtful accounts                                              801         143
  Compensation expense related to option grants                                            438
  Common stock and options issued for services                                 200         237
Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                         (3,568)     (1,687)
  (Increase) decrease in inventories                                           (20)      1,811
  (Increase) decrease in other current assets                                 (330)        411
  Increase (decrease) in accounts payable and other current liabilities       (170)        544
                                                                          --------    --------
NET CASH USED IN OPERATING ACTIVITIES                                       (8,115)     (7,092)
                                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisitions:
    Tommy Armour Golf, net of cash acquired of $72                                     (11,528)
    Ram Golf Corporation                                                                (2,668)
   Purchases of property and equipment                                        (190)       (252)
                                                                          --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                         (190)    (14,448)
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under financing agreements                                   3,648      17,201
 Repayment of note payable                                                                (300)
 Repayment of stockholders notes                                              (400)       (432)
 Proceeds from issuance of common stock                                                    844
 Proceeds from exercise of common stock options                                200
 Proceeds from redemption of common stock warrants                           8,314
 Redemption of preferred stock                                              (3,000)
 Preferred dividends                                                          (137)
                                                                          --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    8,625      17,313
                                                                          --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (204)        (25)
                                                                          --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           116      (4,252)
CASH AND CASH EQUIVALENTS:
 Beginning of year                                                             257       4,509
                                                                          --------    --------
 End of year                                                              $    373    $    257
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

                              TearDrop Golf Company

                   Notes to Consolidated Financial Statements
      (All dollar amounts, except share and per share amounts, in $000's)

1. ORGANIZATION AND NATURE OF OPERATIONS

The TearDrop Golf Company ("TearDrop" and/or the "Company") was incorporated under the laws of Delaware in September 1996. In December 1996, the Company completed its initial public offering for the sale of 1,250,000 shares of common stock at $4.50 per share and 1,437,500 redeemable common stock purchase warrants at $ .10 per warrant (See Note 9).

The Company and its subsidiaries manufacture and market golf clubs, including putters, irons, drivers and wedges throughout the world and operate a professional golf tour in the United States.

In October 1997, the Company acquired the assets of Pro Golf Promotions, LLC; in November 1997, the Company acquired the assets and assumed certain liabilities of the Tommy Armour Golf Company ("Armour"); and in December 1997, the Company acquired certain assets and assumed certain liabilities of the Ram Golf Corporation ("Ram") (See Note 7).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The consolidated balance sheet contains the accounts of TearDrop Golf Company and its wholly-owned subsidiaries. The related statements of operations and cash flow contain the operations of TearDrop for each period and the operations of its wholly-owned subsidiaries from their dates of acquisition. All significant inter-company accounts have been eliminated in consolidation.

Inventories - Inventories are stated at the lower of cost, on a first-in, first-out method, or market.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization for operations acquired after 1996 principally using the straight-line method. The company uses the double declining balance method for assets acquired prior to 1997. There is no significant difference between the two methods for either 1997 or 1998. Estimated useful lives, for each method, are as follows:

                    Asset                         Estimated Useful Lives

            Building and Improvements                 10 to 40 years
            Machinery and equipment                    5 to 10 years
            Office furniture and equipment             5 years

Goodwill and Other Intangible Assets - Goodwill relates to the excess of fair value over the cost of net assets acquired. Other intangible assets include patents and trademarks, which relate to costs associated with obtaining patents and trademarks within and outside the United States. All goodwill and intangibles are amortized on a straight-line basis over 15 years.

                              TearDrop Golf Company

                   Notes to Consolidated Financial Statements
      (All dollar amounts, except share and per share amounts, in $000's)

Impairment of Long-Lived Assets - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount exceeds its fair value.

Revenue Recognition - The Company recognizes revenue from sales of product when title to the product has passed, which is generally the date product is shipped.

Advertising Costs - The Company expenses production costs of advertising and promotions the first date the advertisements take place. Advertising costs included in selling, general and administrative expenses for the years ended December 31, 1998 and 1997 were approximately $7,523 and $4,058, respectively.

Research and Development Expense - The Company expenses research and development costs as incurred. Research and development expenses included in selling, general and administrative expenses for the years ended December 31, 1998 and 1997 were approximately $572 and $105, respectively.

Foreign Currency Translation - The functional currency for the Company's foreign subsidiaries is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period.

Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between financial reporting and tax bases of assets and liabilities, if any, that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

The weighted average includes shares issued within one year of the Company's initial public offering with an issue price less than the price of the initial public offering, which are assumed to be outstanding the entire period.

Due to the operating loss in each period presented, the effect of all outstanding options and warrants is antidilutive. Therefore, they have been excluded from the Company's computation of net loss per share.

Stock Options - The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and includes proforma information in Note 10, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock Based Compensation. Accordingly, there is no compensation expense to the Company when

                              TearDrop Golf Company

                   Notes to Consolidated Financial Statements
      (All dollar amounts, except share and per share amounts, in $000's)

stock options are granted to employees at prices equal to the fair market value at the date of grant. Proceeds from exercises of stock options and the associated income tax benefits are credited to stockholders' equity when received. Stock options granted to professional golfers result in compensation expense equal to the fair value of the options on the date of grant using an option pricing model in accordance with SFAS No. 123.

Recently Adopted Accounting Principles - In June 1997, The Financial Accounting Standards Board (FASB) issued Statement # 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components as a separate component of equity in the financial statements. The Company has adopted this Statement as of December 31, 1998.

In February 1998, the FASB issued Statement # 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement standardizes the disclosure requirements for pensions and postretirement benefits and requires additional information on changes in the benefit obligation and fair value of plan assets, while eliminating certain disclosures no longer deemed useful. The Company has adopted this Statement as of December 31, 1998 (See Note 12).

3. INVENTORIES

Inventories at December 31, 1998 consist of the following:

                   Raw materials                 $    9,071
                   Finished goods                     9,955
                                                 ----------
                                                 $   19,026


4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 consist of the following:

                   Land                          $   1,730
                   Building and improvements         1,389
                   Machinery and equipment           1,540
                   Office furniture and
                    equipment                          856
                                                 ---------
                                                     5,515
                   Less, accumulated
                    depreciation and
                    amortization                       786
                                                 ---------
                                                 $   4,729

                              TearDrop Golf Company

                   Notes to Consolidated Financial Statements
      (All dollar amounts, except share and per share amounts, in $000's)

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist principally of the excess of cost over fair value of net assets purchased in connection with the acquisitions consummated during 1997 (See Note 7). During the year ended December 31, 1998, certain preacquisition contingencies were resolved resulting in an increase in goodwill of approximately $2,367. Other intangibles are the cost of those patents and trademarks developed by the Company. Goodwill and all other intangibles are being amortized over 15 years. During the years ended December 31, 1998 and 1997, amortization expense was $513 and $30, respectively.

6. NOTE PAYABLE

During 1997, the Company obtained a line of credit with First Union National Bank, successor by merger to CoreStates Bank, N.A. (the "Bank"), initially for $18,000, later increased to $25,000, collateralized by a security interest in all the assets of the Company. The line bears interest on the outstanding principal amount, at the option of the Company, of either the Bank's prime lending rate less .5% or LIBOR plus 2%. The line matures on November 10, 1999. The loan agreement provides for, among other things, that the Company meet certain financial covenants. At December 31, 1998 the Company was in violation of such covenants.

As of December 31, 1998, there was $20,909 outstanding under the line of credit. Interest expense for the years ended December 31, 1998 and 1997 was $1,570 and $149, respectively.

In March 1999, the line was increased to $30,000 through June 30, 1999 and will be reduced to $25,000 thereafter through maturity. At March 31, 1999, the Company was also in violation of the financial covenants. The Bank has issued waivers for December 31, 1998 and March 31, 1999 and has established new covenants through maturity. The line matures on November 10, 1999. Due to the recurring operating losses and the commitments the Company has with professional golfers and others (see Note 14), there is substantial doubt that the Company will be able to repay the line at maturity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is in the process of renegotiating its borrowing arrangement and is seeking alternate sources of financing.

In 1996, the Company issued a note to the Company's Chief Executive Officer for $400, which bore interest at 8% was repaid in 1998. Interest expense related to the note amounted to $8 and $32 for the years ended December 31, 1998 and 1997 respectively. In March 1999, the Company's Chief Executive Officer loaned the Company $500 bearing interest at 8% due upon demand, once the Company has reached certain reduced levels of indebtedness under the credit facility with First Union.

7. ACQUISITIONS

During 1997, the Company made the following acquisitions:

      a. In October 1997, the Company acquired the assets of Pro Golf Promotions, LLC for 50,000 shares of the Company's common stock (valued at $225) and an option to purchase 25,000 additional shares of the Company's common stock at $4.50 per share, exercisable for a period of three years from the date of grant (valued at $80). In addition, up to 50,000 additional shares of common stock may be issued depending on the results of operations of Pro Golf Promotions, now called The TearDrop Tour, in the years 1998 and 1999. If such shares are issued, the fair value of such shares will be recorded as an adjustment to purchase price. For 1998, no such shares were issued.

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

                              TearDrop Golf Company

                   Notes to Consolidated Financial Statements
      (All dollar amounts, except share and per share amounts, in $000's)

      c. On December 30, 1997, the Company acquired certain assets and liabilities of the Ram Golf Corporation in exchange for $2,668 cash, 187,357 shares of the Company's common stock (valued at $1,241), and a warrant to purchase 50,000 shares of the Company's common stock at a price of $6.625 (valued at $88), expiring December 29, 2002. The final purchase price was determined in March, 1999 with no further shares being issued.

All three acquisitions were accounted for using the purchase method of accounting. The operations of each company acquired have been included in the Company's Consolidated Statement of Operations from the respective dates of acquisitions. The purchase price was allocated to the assets and liabilities based on their estimated fair value as of the dates of acquisition. The allocation was based on preliminary estimates which was adjusted in 1998.

The following table reflects the unaudited condensed pro-forma information for the year ended December 31, 1997, as if each of the above companies had been acquired on January 1, 1997:

                   Net sales                                  $ 48,795
                   Loss from operations                        (40,271)
                   Net loss                                    (42,896)
                   Loss per common share - basic and diluted    (16.44)

8. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with the acquisition of Armour, 100,000 shares of Series A Redeemable Convertible Preferred Stock were issued.

During 1998, the Company redeemed 30,000 shares at a cost of $3,000 and the remaining 70,000 shares were converted into 933,333 shares of the Company's common stock. In that connection, the excess of the par value of the preferred stock converted over the par value of the common stock issued, $6,991, was credited to Capital in Excess of Par Value (See Note 9).

9. STOCKHOLDERS' EQUITY

During 1997, the Company issued shares of its common stock, as follows:

      a. On January 24, 1997, 187,500 shares were sold at $4.50 per share and 187,500 redeemable common stock purchase warrants were sold at $ .10 per warrant, as the Company's underwriters exercised their over-allotment option in connection with the Company's initial public offering in December 1996;

      b. On May 16, 1997, the Company issued 5,000 shares in connection with an endorsement contract with a professional golfer. The fair value of such shares,

                              TearDrop Golf Company

                   Notes to Consolidated Financial Statements
      (All dollar amounts, except share and per share amounts, in $000's)

            determined using the Black-Scholes option pricing model, is included in selling, general and administrative expense.

      c. On August 16, 1997, the Company issued 50,000 shares to a consultant of the company for $.01 per share, an option to purchase an additional 100,000 shares (amended in 1998 to 50,000 shares) at a price of $4.00 per share, exercisable from January 18, 1998 to August 18, 1999. The fair value of such shares and options, determined using the Black-Scholes option pricing model, are included in selling, general and administrative expense.

      d. In connection with the acquisitions described in more detail in Note 7, the Company issued a total of 412,357 shares, warrants to purchase 50,000 shares at a price of $6.625, which expire on December 29, 2002, and options to purchase 25,000 shares at a price of $4.50 per share, and has agreed to issue up to 50,000 additional shares, such issuance being dependent on the performance of the acquired operations in the years 1998 and 1999. In March, 1999, 12,500 shares were issued under that agreement.

During 1998, the Company issued additional common shares, as follows:

      a.    50,000 shares in connection with the exercise of a stock option (see
            Note 10).

      b. 933,333 shares in connection with the conversion of 70,000 shares of Series A Redeemable, Convertible Preferred Stock (see Note 8).

      c. 1,541,700 shares in connection with the redemption of common stock purchase warrants.

      From March through June 1998, 138,785 shares of Common Stock of the Company were purchased by the administrator of the Company's 401(k) plan (the "Plan") on behalf of certain employees of the Company at prices generally ranging from $6.81 to $14.125. It appears that the provisions of the Securities Act of 1933, as amended, relating to the registration of securities may not have been fully complied with in connection with the offer or sale of these securities. Accordingly, the Company offered to repurchase these securities from the relevant employee 401(k) accounts for their purchase price for cash, plus interest from the date of purchase. The Company commenced the offer on July 16, 1998 and the offer terminated on August 15, 1998. Employees holding the shares of Common Stock accepted the offer and the Company will be required to pay approximately $1.1 million to satisfy acceptances of offers by its employees. The Company intends to satisfy such obligations by offering to such employees additional shares of Common Stock of the Company having a net value after consideration of shares that might not be repurchased equal to the obligation (approximately $400,000) which the Company anticipates could result in the issuance of up to an additional 80,000 shares of Common Stock.

10. STOCK OPTIONS

The Company has adopted the TearDrop Golf Company Stock Option Plan ("Plan") providing for the issuance of up to 200,000 shares of common stock for incentive stock options ("ISO's") and non-qualified stock options ("NQSO's"). The exercise price of an ISO or NQSO will not be less than 100% of the fair market value of the Company's common stock at the date of grant. The exercise price of an ISO granted to an employee owning greater than 10% of the Company's common stock will not be less

                              TearDrop Golf Company

                   Notes to Consolidated Financial Statements
      (All dollar amounts, except share and per share amounts, in $000's)

than 110% of the fair market value of the Company's common stock at the date of the grant and will have a maximum term of five years.

The Company granted, in 1997, various ISO's to employees to purchase up to 357,600 shares of common stock at prices ranging from $2.50 to $6.88 per share, and in 1998, various ISO's to employees to purchase up to 259,700 shares at prices ranging from $5.25 to $8.00. The options vest ratably over three years and expire five years from the date of grant.

On December 6, 1997, the Company granted options (outside the Plan) to the Company's CEO to acquire 250,000 shares of the Company's common stock at $4.625 per share, vesting six months from the date of grant and expiring in 10 years. The Company recorded compensation expense in 1997 of $438, representing the difference between the exercise price and the fair value of the stock on the date of the grant.

The Company has reserved 250,000 shares of common stock (outside the Plan) to be issued to touring golf professionals based upon their performance. In 1997, options to purchase 29,100 shares of common stock had been granted to touring professionals at $4.75 per share, exercisable immediately and expiring five years from date of grant. During 1998, the Company granted additional options to touring professionals to purchase up to 55,448 shares of common stock at prices ranging from $4.75 per share to $11.813 per share, exercisable immediately and expiring five years from the date of grant. Of those options granted in 1998, options to purchase 19,000 shares at $4.75 contained a provision allowing the grantee to sell the option back to the Company at the end of the first year for $150. All of the grantees exercised their right under this provision and the purchase price to the Company is included in compensation expense.

The Company has recorded compensation expense of $200 and $97 in 1998 and 1997, respectively, which includes the fair value of the options on the date of grant and the cost of the options purchased by the Company.

In December 1998, the Board of Directors approved the grant of an option to purchase up to 1,250,000 shares of common stock to the President and Chief Executive Officer of the Company, subject to shareholder approval. The options would be exercisable immediately, as to 250,000 shares, and the remainder upon attainment of certain earnings or share price levels of the Company's common stock. The option will expire 10 years from date of grant.

The following table summarizes the activity for stock options during 1997 and 1998 including the weighted average exercise price:

                                          Under the Plan        Outside the Plan
                                         Shares     Price      Shares      Price

Outstanding January 1, 1997                  -0-               388,200     $5.45
Granted during 1997                      375,600     $6.00     416,100      4.48
Options exercised                            -0-                   -0-
Options expired or canceled                7,200      4.75         -0-

Outstanding December 31, 1997            368,400      6.03     804,300      4.95

Granted during 1998                      259,700      5.40      55,448      5.51
Options exercised                            -0-                50,000      4.00
Options expired or canceled               74,800      6.62      69,000      4.21
                                         -------               -------
Outstanding December 31, 1998            553,300     $5.65     740,748     $4.63

The following table summarizes information concerning outstanding options at December 31, 1998:

     Range of               Options      Remaining Life      Currently
     Exercise Price         Outstanding     In Years       Exercisable

       $2.50 -  $3.00            19,500        2.6               6,500
       $4.50 -  $5.00           825,300        6.1             756,300
       $5.25 -  $5.81           244,967        7.1               8,567
       $6.00 -  $8.00           200,169        3.1              67,402
     Over $8.00                   4,112        4.4               4,112
                             ----------                       --------
             -  Totals        1,294,048                        842,881

Pro forma net loss and net loss per share, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123 are as follows:

                                                     1998        1997

          Net loss:
                As reported                      $   6,144   $   9,149
                Pro forma                            7,454       9,529

          Loss per share, basic and diluted:
                As reported                      $    1.58   $    4.10
                Pro forma                             1.87        4.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1998, as follows:

                                                            1998       1997

      Fair value of options granted with exercise price
            Above market at date of grant                 $  0.00   $  2.15
            At market at date of grant                       3.49      3.40
            Below market at date of grant                    5.16      5.15

      Expected stock price volatility                          85%      114%
      Expected dividend yield                                   0%        0%
      Risk free interest rate                                5.36%     5.71%
      Expected life of options                             5 years   4 years

                              TearDrop Golf Company

                   Notes to Consolidated Financial Statements
      (All dollar amounts, except share and per share amounts, in $000's)

11. MAJOR CUSTOMERS, SUPPLIERS AND EXPORT SALES

During the years ended December 31, 1998 and 1997, the Company derived approximately $15,160 (25.1%) and $3,600 (37.4%), respectively, of its net sales from one customer.

During the years ended December 31, 1998 and 1997, approximately 10% and 5%, respectively, of the Company's net sales were export sales.

During the years ended December 31, 1998 and 1997, the Company purchased approximately $4,885 and $732, respectively, from one supplier.

12. EMPLOYEE BENEFIT PLANS

Armour, acquired in November 1997, had a defined benefit pension plan covering substantially all of its U.S. employees and a 401(k) defined contribution plan. Under the pension plan, benefits were based primarily on years of credited service and compensation as defined under the respective plan provisions.

The Company has suspended the pension plan and frozen benefits to those vested participants at the date of the transfer of the plan and its assets from Armour's previous parent to the Company.

Assumptions used in the accounting for the Armour defined benefit plan, for its fiscal year ended September 30, 1998, were as follows:

            Weighted average discount rate                  7.5%
            Rate of increase in compensation levels         4.5%
            Expected long-term rate of return on assets     9.0%

The following table sets forth the plan's change in the benefit obligation for the year ended December 31, 1998:

            Benefit obligation at beginning of the year           $3,670
            Service cost                                             512
            Interest cost                                            298
            Actuarial loss                                           (64)
            Curtailment gain                                      (1,115)
            Benefits paid                                           (112)
                                                                  ------
            Benefit obligation at end of the year                 $3,189

The following table sets forth the plan's assets for the year ended December 31, 1998:

            Fair value of assets at beginning of year             $2,990
            Actual return on plan assets                             242
            Benefits paid                                           (112)
                                                                  ------
            Fair value of assets at end of year                   $3,120

The following table sets forth the plan's funded status at December 31, 1998:

            Funded status of plan                                 $   69
            Unrecognized prior actuarial gain                         20
                                                                  ------
            Accrued pension liability recognized in balance
              sheet                                               $   89

Net periodic pension cost for 1998 includes the following components:

            Service cost-benefit earned during the period         $  512
            Interest cost on projected benefit obligation            298
            Expected return on plan assets                          (331)
                                                                  ------
            Net periodic pensions costs                           $  479

                              TearDrop Golf Company

                   Notes to Consolidated Financial Statements
      (All dollar amounts, except share and per share amounts, in $000's)

Under the Company's 401(k) plan, all U.S. employees are eligible to contribute up to 10% of their compensation. Matching contributions are made by the Company at the discretion of the Board of Directors. The Company made no matching contributions to the 401(k) plan during the years ended December 31, 1998 or 1997.

Pension and other employee benefits of the Company's foreign subsidiaries are primarily provided by government sponsored plans and are being accrued currently over the period of active employment. The costs of such plans are not significant.

13. INCOME TAXES

There were no provisions for income taxes during the years ended December 31, 1998 and 1997, due to net operating losses incurred during those periods. The reconciliation of the income tax benefit computed at the federal statutory rate of 34% and the provision for income taxes, is as follows:

                                                               1998        1997

Income tax benefit computed at statutory rate                (34.0%)     (34.0%)
State income tax benefit at statutory rate,
  net of federal tax benefit                                  (4.8%)      (4.7%)
Other permanent differences                                   (0.4%)        --
Valuation allowance against net deferred
 tax asset                                                    39.2%       38.7%
                                                             ------      ------
Provision for income taxes                                    - 0 -       - 0 -

There was no current income tax expense for the years ended December 31, 1998 and 1997, due to the Company incurring net operating losses for tax purposes during each of those two years. No deferred taxes have been reflected in the consolidated statements of operations because the Company has fully reserved the tax benefit of net deductible temporary differences and operating loss carry forwards due to the fact that the likelihood of realization of the tax benefits cannot be established. The Company did not pay any income taxes during the years ended December 31, 1998 and 1997.

Deferred tax assets (liabilities) are as follows:

                                                         1998             1997

Net operating loss carryforwards                      $  7,115         $  3,018
Allowance for doubtful accounts                            551              663
Accrued expenses                                         1,371            1,058
Restructuring reserves                                   1,053            3,715
Other                                                    1,156              110
                                                      --------         --------
                                                        11,246            8,564
Valuation allowance                                    (11,246)          (8,564)
                                                      --------         --------

Net deferred taxes                                    $      0         $      0

At December 31, 1998, the Company has cumulative net operating loss carry forwards expiring between 2011 and 2013 for U.S. federal income tax purposes of approximately $18,724. Net operating loss carry forwards are also available for state income tax purposes.

                              TearDrop Golf Company

                   Notes to Consolidated Financial Statements
      (All dollar amounts, except share and per share amounts, in $000's)

14. COMMITMENTS AND CONTINGENCIES

The Company has entered into endorsement agreements with touring golf professionals for periods up to three years. The agreements typically provide for a base compensation and bonuses based upon, among other things, tournament performances, standings on the official money list and earning spots on Ryder or President Cup teams. Minimum compensation requirements for the years ending December 31, 1999, 2000 and 2001 are approximately $4,200, $3,100 and $1,900, respectively. Additionally, the Company has agreed to issue options to purchase 55,000, 46,000 and 16,000 shares of common stock in connection with these agreements for the years ending December 31, 1999, 2000 and 2001, respectively. Of the options to be issued under these agreements, 14,000 to be granted in 1999 and 9,000 to be granted in 2000, could be exchanged for $100,000 and $75,000, respectively.

The Company has obligations with respect to media placement, primarily for television advertising which requires the Company to spend no less than $5,000, which amounts could increase over the remainder of the year.

In November 1996, the Company entered into a three-year employment agreement with its President and Chief Executive Officer commencing December 19, 1996. The agreement, as amended, provides for annual compensation of $250 for the year ending December 31, 1999, and performance bonuses, as defined. No bonuses were earned in 1998.

The Company has been named, among others, as a defendant in a lawsuit in which the plaintiff initially sought damages of $12,000. That demand has been significantly diminished. The Company believes the lawsuit is without merit and is defending it vigorously. Accordingly, no reserve has been established in this connection.

The Company has entered into a two year advertising agreement for the years 1999 and 2000 for which the Company has committed to spend approximately $1,500 in 1999 and $1,551 in 2000.

15. SEGMENT INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which was adopted by the Company in 1998. SFAS requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources.

It is management's opinion that the Company, at this time, has only one reportable segment, and that segment is the manufacture, marketing and distribution of golf clubs. The Company distributes from its manufacturing and distribution facility in Morton Grove, Illinois to all areas of the world where golf is played.

The following discussion sets forth the required disclosure regarding single segment information:

The Company operates as a single reportable segment in the United States with 1998 sales of $60.7 million, of which $54.3 million were sales in the United States and $6.4 million were sales outside of the United States. The Company sells its products in the United States through its own sales force to approximately 1,500 national accounts (such as national cataloguers, sporting goods retail chain stores, etc.) and over 10,000 green grass accounts (golf course pro shops), who in turn sell directly to the end user. The Company sells its products outside of the United States through sales offices in Canada and the United Kingdom, and through distributors in other countries.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEARDROP GOLF COMPANY


Dated:  April 15, 1999                    /s/ Rudy A. Slucker
                                          --------------------------------------
                                          Rudy A. Slucker
                                          President and Chief Executive
                                          Officer
                                          (Principal Executive Officer)

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 15, 1999                    /s/ Rudy A. Slucker
                                          --------------------------------------
                                          Rudy A. Slucker
                                          Director


Dated:  April 15, 1999                    /s/ Joseph A. Cioni
                                          --------------------------------------
                                          Joseph A. Cioni
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)


Dated:  April 15, 1999                    /s/ Fred K. Hochman
                                          --------------------------------------
                                          Fred K. Hochman
                                          Director


Dated:  April 15, 1999                    /s/ Leslie E. Goodman
                                          --------------------------------------
                                          Leslie E. Goodman
                                          Director


Dated:  April 15, 1999                    /s/ Jeffrey Baker
                                          --------------------------------------
                                          Jeffrey Baker
                                          Director

Dated:  April __, 1999
                                          --------------------------------------
                                          Bruce H. Nagel
                                          Director