Form 10-Q
period 1999-03-31
TEARDROP GOLF CO
filed 1999-05-18
CIK 1025566

Commission File Number 0-29014

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

      Number of shares of Common Stock outstanding as of May 12, 1999: 5,179,890

Transitional Small Business Disclosure Format (Check One):  Yes  |_|  No |X|

                              TEARDROP GOLF COMPANY

                                FORM 10-QSB INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1999

                                                                       Page No.
                                                                       --------

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Operations                   3

                  Consolidated Balance Sheet                              4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              6-8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                      9-15

Part II. Other Information                                                16

Signature Page                                                            17

                         PART I - FINANCIAL INFORMATION

                              TearDrop Golf Company
                      Consolidated Statements of Operations
             For the Three Months Ended March 31, 1999 and 1998
      (All dollar amounts, except share and per share amounts, in $000's)

                                                    Three Months Ended March 31
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------

Net sales                                          $    15,218      $    25,000

Cost of sales                                            9,071           15,499
                                                   -----------      -----------

Gross profit                                             6,147            9,501

Selling, general and
  administrative expenses                                8,619            8,069
                                                   -----------      -----------

Income (loss) from operations                           (2,472)           1,432

Interest (expense) income, net                            (419)            (392)
                                                   -----------      -----------

Income (loss) before income taxes                       (2,891)           1,040
Income tax (expense)                                        --             (364)
Utilization of net loss
  carryforward                                              --              364
                                                   -----------      -----------

Net income (loss)                                  $    (2,891)     $     1,040
                                                   ===========      ===========

Preferred dividends                                         --               35
                                                   -----------      -----------

Income (loss) attributable to
  common shareholders                              $    (2,891)     $     1,005
                                                   ===========      ===========

Net income (loss) per common
  share - basic                                    $     (0.56)     $      0.38
                                                   ===========      ===========

Net loss per common share - diluted                $     (0.56)     $      0.33
                                                   ===========      ===========

Weighted average number of
  common shares outstanding - basic                  5,179,890        2,654,857
                                                   ===========      ===========

Weighted average number of
  common shares outstanding - diluted                5,179,890        3,029,440
                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                           Consolidated Balance Sheet
                                 March 31, 1999
       (All dollar amounts, except share and per share amounts, in $000's)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                    $    317
  Accounts receivable less allowance for
    returns and doubtful accounts of $1,353                 17,435
  Inventories                                               15,442
  Other current assets                                       1,348
                                                          --------
    Total current assets                                               $ 34,542

PROPERTY AND EQUIPMENT, less accumulated
  depreciation                                                            4,595

GOODWILL AND INTANGIBLE ASSETS, less
  accumulated amortization                                                7,045
                                                                       --------

                                                                       $ 46,182
                                                                       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $  9,469
  Accrued liabilities                                        5,434
  Note payable - shareholder                                   500
  Note payable - bank                                       26,236
                                                          --------
    Total current liabilities                                          $ 41,639

STOCKHOLDERS' EQUITY:

  Preferred stock $.01 par value, authorized
    1,000,000 shares, issued and
    outstanding none
  Common stock, $.01 par value, authorized
    10,000,000 shares, issued and 5,179,890
    outstanding shares                                          52
  Capital in excess of par value                            25,186
  Accumulated other comprehensive income                      (229)
  Accumulated deficit                                      (20,466)
                                                          --------
    Total stockholders' equity                                            4,543
                                                                       --------

                                                                       $ 46,182
                                                                       ========

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                      Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 1999 and 1998
      (All dollar amounts, except share and per share amounts, in $000's)

                                                              Three Months
                                                             Ended March 31
                                                         ----------------------
                                                           1999           1998
                                                         -------        -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $(2,891)       $ 1,040
Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
    Depreciation and amortization                            246            182
    Provision for doubtful accounts                          145            157
  Changes in operating assets and
    liabilities:
    (Increase) in accounts receivable                     (7,466)        (9,025)
    Decrease in inventories                                3,584          6,885
    (Increase) in other current assets                      (986)           (96)
    Increase (decrease) in accounts
      payable and other current
      liabilities                                          1,499         (2,392)
                                                         -------        -------

NET CASH USED IN OPERATING ACTIVITIES                     (5,869)        (3,249)
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                        (14)            --
                                                         -------        -------
NET CASH USED IN INVESTING ACTIVITIES                        (14)            --
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under financing
    agreements                                             5,327          3,401
  Proceeds from shareholder note payable                     500             --
  Preferred dividends                                         --            (35)
                                                         -------        -------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                               5,827          3,366
                                                         -------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       --              1

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           (56)           118

CASH AND CASH EQUIVALENTS:
   Beginning of year                                         373            257
                                                         -------        -------

   End of year                                           $   317        $   375
                                                         =======        =======

          See accompanying notes to consolidated financial statements.

                              TEARDROP GOLF COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            All amounts, except share and per share amounts, in $000
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1998 Annual Report to Shareholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 1999 do not necessarily indicate the results that may be expected for the full year.

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

During the three month periods ended March 31, 1999 and 1998, total comprehensive income (loss) amounted to $(2,891) and $1,040, respectively.

NOTE 2 - INVENTORIES

Inventories at March 31, 1999 consist of the following:

          Raw materials and work in process                $8,834
          Finished goods                                    6,608
                                                          -------

          Total inventories                               $15,442
                                                          =======

NOTE 3 - LONG TERM DEBT

During 1997, the Company obtained a line of credit with First Union National Bank, successor by merger to CoreStates Bank, N.A., (the "Bank") initially for $18,000, later increased to $25,000, collateralized by a security interest in all the assets of the Company. The loan agreement, as amended, provides, among other things, that the Company satisfy certain financial covenants. At various times during the quarter ended March 31, 1999, the Company was in violation of various of these financial covenants, which violations were subsequently waived by the Bank.

                              TEARDROP GOLF COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            All amounts, except share and per share amounts, in $000
                                   (Unaudited)

On March 31, 1999, the Company amended its credit agreement and new covenants have been established through the date of maturity. The line matures on November 10, 1999. The Company is currently engaged in discussions with the Bank to extend the maturity date and may seek alternative sources of financing. However, no assurance can be given that the Company will maintain compliance with the covenants in the future, will reach terms for an extension of the credit facility or will identify alternative sources of capital, if necessary.

In March 1999, the line was increased to $30,000 through June 30, 1999 and will be reduced to $25,000 thereafter through maturity.

In March 1999, the Company's Chief Executive Officer loaned the Company $500 bearing interest at 8% due upon demand, once the Company has reached certain reduced levels of indebtedness under the credit facility with the Bank.

NOTE 4 - SEASONALITY

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

Minimum compensation requirements for the years ending December 31, 1999, 2000 and 2001, are approximately $4,200, $3,100 and $1,900, respectively. Additionally, the Company has agreed to issue options to purchase 55,000, 46,000 and 16,000 shares of common stock in connection with these agreements for the years ending December 31, 1999, 2000, and 2001, respectively. Of the options to be issued under these agreements, 14,000 to be granted in 1999 and 9,000 to be granted in 2000, could be exchanged for $100 and $75, respectively.

                              TEARDROP GOLF COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            All amounts, except share and per share amounts, in $000
                                   (Unaudited)

The Company entered into an advertising agreement for the years 1999 and 2000 for which the Company has committed to spend approximately $1,500 in 1999 and $1,551 in 2000.

The Company has obligations with respect to media placement, primarily for television advertising which requires the Company to spend no less than $5,000, which amounts could increase over the remainder of the year.

In November 1996, the Company entered into a three year employment agreement with its President and Chief Executive Officer commencing December 19, 1996. The agreement provides for annual compensation of $250 for the years ending December 31, 1998 and 1999, and performance bonuses, as defined. The employment agreement has been extended through 2001.

The Company has been named, among others, as a defendant in a lawsuit seeking damages of $12,000. That demand has been significantly diminished. The Company believes that the lawsuit is without merit and will defend it vigorously. Accordingly, no reserve has been established in this connection.

NOTE 6 - SEGMENT INFORMATION

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

The following discussion sets forth the required disclosure regarding single segment information:

The Company operates as a single reportable segment in the United States with sales in the first quarter of 1999 of $15,218, of which $12,967 were sales in the United States and $2,251 were sales outside of the United States. The Company sells its products in the United States through its own sales force to approximately 1,500 national accounts (such as national cataloguers, sporting goods retail chain stores, etc.) and to over 10,000 green grass accounts (golf course pro shops), which in turn sell directly to the end user. The Company sells its products outside of the United States through sales offices in Canada and the United Kingdom, and through distributors in other countries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

Overview

      The Company designs, develops, manufactures and markets throughout the world high-quality, premium priced golf clubs, including its (a) TearDrop and Zebra line of putters, both with roll face technology; (b) its Armour line of irons and woods; and (c) its Ram line of irons, woods and wedges. In addition, the Company is the sole distributor of Walter Genuin shoes in the United States. The Company's lines of products are used by golfers throughout the world, including professional golfers on the Professional Golf Association ("PGA") Tour, the Senior PGA Tour, the Ladies PGA Tour and the Nike Tour. In addition, the Company operates a professional developmental golf tour for aspiring PGA Tour players.

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

      In the fourth quarter of 1997, the Company made three acquisitions:

      (a) In October, the Company acquired the assets of Pro Golf Promotions, LLC, a professional developmental tour for aspiring PGA Tour players. The tour was immediately renamed "The TearDrop Professional Golf Tour".

      (b) In November, the Company acquired the Tommy Armour Golf Company ("Armour"). With this acquisition, the Company expanded beyond its initial base of putters into a well-known, well-respected line of irons and woods.

      (c) In December, the Company acquired certain assets and assumed certain liabilities of Ram Golf Company ("Ram"). With the Ram acquisition came another well-known and respected name in the golf business and the Company's product line was expanded to included Ram woods, irons and wedges and Zebra putters.

      Neither Armour nor Ram were profitable in 1997 or 1996. Armour reported losses of approximately $19.1 million and $400,000 on sales of approximately $32.0 million and $56.2 million for the fiscal years ended September 30, 1997 and 1996, respectively; and Ram reported losses of approximately $4.1 million and $307,000 on sales of approximately $14.0 million and $19.4 million for the years ended December 31, 1997 and 1996, respectively. The Company, including the combined operations of TearDrop, Armour and Ram, incurred losses of approximately $6.1 million on revenue of approximately $60.7 million during the year ended December 31, 1998.

      The Company believes with the combination of the three companies and the use and endorsement of its products by touring professionals, the synergies available with the combination of three similar companies, the elimination of unprofitable product lines, focused marketing of the high quality products and the elimination of unnecessary expenses, the Company can realize operating results for the three companies that are better than if they were not combined. However, there can be no assurance that the Company will achieve profitability.

      The Company believes that an important element for increasing awareness and demand for its golf clubs is the building of a corps of touring professional golfers that will endorse, use and win with the Company's clubs. Accordingly, as an integral part of its marketing strategy, the Company continually seeks to obtain professional endorsements of its clubs. The Company has entered into endorsement agreements, of up to three years, with professional players, principally on the PGA Tour, which provide for base payments in consideration of the use of the professionals' names in connection with the marketing of the Company's clubs and the use of the clubs and other golf accessories, such as golf bags and hats and shirts containing the Company's logo, by such professionals in tournament play. The Company has entered into endorsement agreements recently which involve substantial payments to golfers who may be well known among golf consumers. In addition, bonus payments that could be substantial may be made based upon tournament performance, standings on the official money list, and selection to the Ryder Cup or President Cup teams. The Company has granted stock options to certain of its endorsing professionals and intends to continue to do so in the future. The effect of a particular professional's endorsement on the successful marketing of the Company's clubs, and the heightening of awareness of the Company's name, may be directly related to the success of such professional in tournament play. The Company, however will be required to compensate a professional whether or not he or she is successful. The Company has entered into endorsement agreements which will require the payment of a minimum of approximately $4.2 million during the year ended December 31, 1999, should each of the professionals use and endorse the Company's products as provided in the agreements.

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

      Under the rules of the Nasdaq SmallCap Market, the Company must satisfy certain criteria so that its common stock will continue to be listed on the SmallCap Market. Despite the Company's operational improvements, because of recent losses, the Company's tangible net assets have declined below the required level. Nevertheless, the Company believes that its tangible net assets will increase to the required level in a reasonable period of time, although no assurances can be given.

Results of Operations

      Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

      The Company had net sales of $15,218,000 for the three months ended March 31, 1999 compared to net sales of $25,000,000 for the three months ended March 31, 1998, a decrease of $9,782,000. In 1998, the Company's sales included $9,856,000 in sales of one product line to a single customer which product line had been discontinued. Therefore, without giving effect to sales of such products, sales of continuing products increased by approximately $74,000 from 1998 to 1999. Furthermore, management believes that the market generally for golf equipment was weaker on an industrywide basis in 1999 as compared to 1998. Management believes that it was able to achieve its levels of sales during a decline in the market by introducing new products, undertaking a substantial advertising and marketing campaign, and enlisting a team of highly regarded touring golf professionals to promote the Company's products.

      Gross profit for the three months ended March 31, 1999 was $6,147,000, or 40.4% of sales, compared to $9,501,000 or 38.0% of sales, for the three months ended March 31, 1998. Although the sales by the Company of discontinued product lines during the first quarter of 1998 were made at discounted prices, which had the effect of decreasing the gross profit percentage, because of weak market conditions in 1999 the Company reduced its selling price on certain items in its product line which lowered the overall gross profit percentages for the first quarter of 1999.

      Selling, general and administrative expenses for the three months ended March 31, 1999 were $8,619,000, or 56.6% of sales, compared to $8,069,000, or
32.3% of sales, for the three months ended March 31, 1998. The Company embarked on a major advertising and promotion campaign during the first quarter of 1999, which included media advertising, promotional activities and increased payments to touring golf professionals, in order to promote both the Company's existing product lines and its new product introductions. Management believes that consumers typically make golf purchasing decisions early in the year, and therefore, has devoted a disproportionately high amount of its advertising and promotion resources to the first quarter of the year in 1999. These expenses exceeded advertising and promotion expenses of the prior year by approximately $1.1 million. General and administrative expenses during the first quarter of 1999 were approximately $300,000 less than the previous year, due principally to the realization of cost savings effected during 1998 after the acquisition of Tommy Armour Golf and Ram Golf in the last quarter of 1997.

      As a result of the above items, the Company experienced a loss from operations in the three months ended March 31, 1999 of $2,472,000 compared to income from operations of $1,432,000 for the three months ended March 31, 1998.

      Interest expense for the three months ended March 31, 1999 was $419,000 compared to $392,000 for the same period of 1998. The increase is due to increased borrowings to support the level of business, including the advertising levels, experienced in 1999.

      As a result of the decrease in sales, the increase in selling, general and administrative expenses and in interest expense, the Company had a net loss for the three months ended March 31, 1999 of $2,891,000, or $ 0.56 per common share, compared to net income of $1,040,000, or $ 0.38 per common share - basic (after provision for preferred dividend of $35,000) and $ 0.33 on a fully diluted basis, for the same period of 1998.

Liquidity and Capital Resources

      At March 31, 1999, the Company had total current assets of approximately $34,542,000 and total current liabilities of approximately $41,639,000, of which $26,236,000 represents the amount due under the Company's credit facility which terminates in November 1999. Therefore, the Company has a working capital deficiency of $7,097,000. As a result, the Company's independent auditor has noted in its report upon the financial statements for the year ended December 31, 1998 that these conditions, among others, raise doubt about the Company's ability to continue as a going concern. The Company's Stockholders' Equity is $4,543,000 at March 31, 1999. However, because of recent losses, the Company has a net tangible deficiency of $2,502,000.

      Pursuant to a Loan and Security Agreement between the Company and First Union National Bank, successor by merger to CoreStates Bank, N.A. ("First Union" or the "Bank"), First Union provided a $30.0 million revolving credit facility (the "Credit Facility") to the Company to finance the acquisition of the assets of Tommy Armour and Ram and is currently being utilized by the Company to satisfy its working capital and general corporate expenditures. The Credit Facility terminates on November 10, 1999 and must be repaid by such date. The Company currently does not have the resources to repay the entire Credit Facility and will be required to either refinance the Credit Facility with the Bank or identify an alternative source of financing prior to such date. The Company has had discussions with certain institutions but currently has no agreements with any alternative source of financing and no assurance can be given that any such arrangements can be achieved on terms that are acceptable to the Company.

Funds extended pursuant to the Credit Facility accrue interest at the prime rate minus 1/2% or LIBOR plus 2% per annum. The Credit Facility will be reduced to $25.0 million commencing June 30, 1999. The Credit Facility is secured by substantially all of the assets of the Company, including the assets acquired in connection with the acquisitions. The Loan Agreement contains restrictions on certain of the Company's activities, including, but not limited to, the payment of dividends, redemption of securities and the sale of assets outside the ordinary course of the Company's business. The Loan Agreement also provides that the Company meet certain financial covenants. At various times during the quarter ended March 31, 1999, the Company was in violation of various of these financial covenants, which were subsequently waived by the Bank. On March 31, 1999, the Company amended the Loan Agreement and new covenants have been established through the date of maturity. The line matures on November 10, 1999. The Company is currently engaged in discussions with the Bank to extend the maturity date and may also seek alternative sources of financing. However, no assurance can be given that the Company will maintain compliance with the covenants in the future, will reach terms for an extension of the credit facility or will identify alternative sources of capital, if necessary.

      In March 1999, the Company's Chief Executive Officer loaned the Company $500,000, bearing interest at 8% and repayable on demand, once the Company has reached certain reduced levels of indebtedness under the Credit Facility with the Bank.

      The Company's credit terms range from 30 days to 90 days, depending on the type of account. Cash needs are highest in the first quarter of the year, as inventories are being purchased. The majority of sales are typically shipped to customers in the first six months of the year. Since the cash receipts from those sales may not be received for up to 90 days from the date of sale, receivable balances should increase through the first six months of the year and decrease in the second six months of the year. In addition, in 1999, the Company made a significant financial commitment for advertising during the first quarter of the year.

      The Company currently has approximately $5.0 million of commitments for media advertising primarily on television for 1999. This amount does not cover all of the Company's advertising commitments for 1999 and may increase during the remainder of 1999. The Company has also entered into a two year agreement with the Golf Channel, providing for expenditures of approximately $1.5 million and $1.55 million during 1999 and 2000, respectively. In addition, the Company has entered into endorsement agreements with golf professionals which will require the payment of a minimum of approximately $4.2 million in 1999. The Company has also devoted substantial significant capital to the production and airing of a new infomercial. The Company anticipates that it will continue to devote substantial capital to advertising and marketing during the year.

      The Company does not have any significant capital expansion plans at the present time and any capital expenditures will be financed from internally generated funds. There can be no assurance, however, that the current line of credit is sufficient to allow the Company to meet its needs, particularly if sales do not increase or if the Company encounters operational difficulties.

      The statements of cash flows for the Company for the three months ended March 31, 1999 and 1998 is summarized below:

                                                        1999             1998

      Net cash used in operating activities          $5,869,000      $3,249,000

      Net cash used in investing activities              14,000           --

      Net cash provided by financing activities       5,827,000       3,366,000

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

Forward Looking Statements

      When used in this and in future filings by the Company with the Securities and Exchange Commission ("the Commission"), in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," `will continue," "is anticipated," "estimated", "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of the Company's business and operations are described in "Risk Factors" herein. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Item 6. Exhibits and Reports on Form 8-K.

      (b) Reports on Form 8-K:

      During the quarter ended March 31, 1999, the Company filed the following Current Report on Form 8-K:

      Current Report on Form 8-K filed on March 16, 1999 to report preliminary financial results for the fiscal year ended December 31, 1998.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TEARDROP GOLF COMPANY


Dated:  May 18, 1999                        /s/ Rudy A. Slucker
                                -----------------------------------------------
                                Rudy A. Slucker, President and Chief
                                Executive Officer (Principal Executive Officer)


Dated:  May 18, 1999                        /s/ Joseph Cioni
                                -----------------------------------------------
                                Joseph Cioni, Vice President of Finance and
                                Chief Financial Officer (Principal Financial
                                and Accounting Officer)