Form 10QSB
period 1999-06-30
TEARDROP GOLF CO
filed 1999-08-23
CIK 1025566

Commission File Number 0-29014

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                              TEARDROP GOLF COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                DELAWARE                                   51-105660
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

              1080 Lousons Road                              07083
              Union, New Jersey                           (Zip Code)
   (Address of Principal Executive Office)

       Registrant's telephone number, including area code: (908) 688-4445

      Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Number of shares of Common Stock outstanding as of August 10, 1999:
      5,181,990

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                              TEARDROP GOLF COMPANY

                                FORM 10-QSB INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999

                                                                        Page No.
                                                                        --------

Part I. Financial Information

        Item 1.   Financial Statements

                  Consolidated Statements of Operations                 3

                  Consolidated Balance Sheet                            4

                  Consolidated Statements of Cash Flows                 5

                  Notes to Consolidated Financial Statements            6-9

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operation          10-17

Part II. Other Information                                              18

Signature Page                                                          20

                              TearDrop Golf Company
                      Consolidated Statements of Operations
                For the Three Months Ended June 30, 1999 and 1998
      (All dollar amounts, except share and per share amounts, in $000's)

                                                        Three Months                Six Months
                                                       Ended June 30,              Ended June 30,
                                               --------------------------    --------------------------
                                                   1999           1998           1999           1998
                                               -----------    -----------    -----------    -----------
Net sales                                      $    22,372    $    19,574    $    37,590    $    44,574

Cost of sales                                       11,803          9,810         20,874         25,309
                                               -----------    -----------    -----------    -----------

Gross profit                                        10,569          9,764         16,716         19,265

Selling, general and
   administrative expenses                           9,545          7,928         18,164         15,997
                                               -----------    -----------    -----------    -----------

Income (loss) from operations                        1,024          1,836         (1,448)         3,268
Interest (expense) income, net                        (468)          (409)          (887)          (801)
                                               -----------    -----------    -----------    -----------
Income (loss) before income taxes                      556          1,427         (2,335)         2,467
Income tax (expense)                                  (161)          (500)            --           (863)
Utilization of net loss carryforward                   161            500             --            863
                                               -----------    -----------    -----------    -----------

Net income (loss)                              $       556    $     1,427    $    (2,335)   $     2,467
                                               ===========    ===========    ===========    ===========
Preferred dividends                                     --            102             --            137
                                               -----------    -----------    -----------    -----------
Income (loss) attributable to common
    shareholders                               $       556    $     1,325    $    (2,335)   $     2,330
                                               ===========    ===========    ===========    ===========

Net income (loss) per common share - basic     $      0.11    $      0.43    $     (0.45)   $      0.82
                                               ===========    ===========    ===========    ===========
Net income (loss) per common share - diluted   $      0.11    $      0.30    $     (0.45)   $      0.60
                                               ===========    ===========    ===========    ===========

Weighted average number of
   common shares outstanding  -  basic           5,181,674      3,059,012      5,180,787      2,858,051
                                               ===========    ===========    ===========    ===========

Weighted Average Number of
   Common shares outstanding - diluted           5,181,674      4,474,257      5,180,787      3,865,511
                                               ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                           Consolidated Balance Sheet
                                  June 30, 1999
       (All dollar amounts, except share and per share amounts, in $000's)

                                     ASSETS
 CURRENT ASSETS:
    Cash                                                    $   999
    Accounts receivable less allowance for returns and
       doubtful accounts of $1,451                           20,656
    Inventories                                              10,955
    Other current assets                                        530
                                                            -------
        Total current assets                                           $ 33,140
 PROPERTY AND EQUIPMENT, less accumulated
      depreciation                                                        4,559

 GOODWILL AND INTANGIBLE ASSETS, less accumulated
      amortization                                                        6,881
                                                                       --------
                                                                       $ 44,580
                                                                       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                        $ 9,302
    Accrued liabilities                                       5,287
    Note payable - shareholder                                  500
    Bank Loan                                                24,408
                                                            -------
        Total current liabilities                                      $ 39,497

 STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value,
       authorized 1,000,000 shares,
       issued and outstanding none                               --
    Common stock, $.01 par value, authorized
       10,000,000 shares, issued and 5,181,990 outstanding
       shares                                                    52
    Capital in excess of par value                           25,196
    Accumulated other comprehensive income                     (255)
    Accumulated deficit                                     (19,910)
                                                            -------
        Total stockholders' equity                                        5,083
                                                                       --------

                                                                       $ 44,580
                                                                       ========

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
       (All dollar amounts, except share and per share amounts, in $000's)

                                                                 Six Months
                                                               Ended June 30
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ (2,335)   $  2,467
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                               570         355
    Provision for doubtful accounts                             239         308
 Changes in operating assets and liabilities:
    (Increase) in accounts receivable                       (10,781)    (11,733)
    Decrease in inventories                                   8,071       4,578
    (Increase) in other current assets                         (168)       (115)
    Increase (decrease) in accounts payable
      and other current liabilities                           1,185      (1,420)
                                                           --------    --------

NET CASH USED IN OPERATING ACTIVITIES                        (3,219)     (5,560)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                         (138)       (132)
   Other                                                         --         (22)
                                                           --------    --------

NET CASH USED IN INVESTING ACTIVITIES                          (138)       (154)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under financing agreements                  3,499         533
   Proceeds from shareholder note payable                       500          --
   Repayment of stockholders' notes                                        (400)
   Proceeds from exercise of common stock options                 9          --
   Proceeds from redemption of common stock warrants              1       8,562
   Redemption of preferred stock                                 --      (3,000)
   Preferred dividends                                           --        (137)
                                                           --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     4,009       5,558
                                                           --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (26)          1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            626        (155)
CASH AND CASH EQUIVALENTS:
   Beginning of year                                            373         257
                                                           --------    --------
   End of period                                           $    999    $    102
                                                           ========    ========

          See accompanying notes to consolidated financial statements.

                              TEARDROP GOLF COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            All amounts, except share and per share amounts, in $000
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1998 Annual Report to Shareholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 1999 do not necessarily indicate the results that may be expected for the full year.

During the three and six month periods ended June 30, 1999 and 1998, total comprehensive income (loss) amounted to $530, ($2,361), $1,427 and $2,468, respectively.

NOTE 2 - INVENTORIES

Inventories at June 30, 1999 consist of the following:

                  Raw materials and work in process    $ 6,726
                  Finished goods                         4,229
                                                       -------
                  Total inventories                    $10,955

NOTE 3 - LONG TERM DEBT

During 1997, the Company obtained a line of credit with First Union National Bank, successor by merger to CoreStates Bank, N.A. (the "Bank") in the original principal amount of $18,000, which was subsequently increased to $25,000. In March 1999, the line was increased to $30,000; it was reduced to $25,000 on June 30, 1999 and will be reduced further to $20,000 on October 10, 1999. The line of credit is collateralized by a security interest in all the assets of the Company. The loan agreement, as amended, provides, among other things, that the Company satisfy certain financial covenants. At various times during the six months ended June 30, 1999, the Company was in violation of various financial covenants as well as certain reporting and repayment obligations.

                              TEARDROP GOLF COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            All amounts, except share and per share amounts, in $000
                                   (Unaudited)

As a result of the Company's defaults under the loan agreement, the Company and the Bank entered into a Forbearance and Overadvance Agreement (the "Forbearance Agreement") effective as of July 20, 1999. In connection with the Forbearance Agreement and an amendment to the loan agreement of even date, the interest rate under the line of credit was increased to prime rate plus 1% and the principal amount available under the credit facility will be reduced to $20,000 on October 10, 1999. In addition, the Bank has agreed to forbear from exercising its rights of enforcement under the loan agreement with respect to certain covenant defaults until October 10, 1999 or until certain defined events occur. The line of credit matures on November 10, 1999.

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

NOTE 5 - COMMITMENTS AND CONTIGENCIES

The Company has entered into endorsement agreements with touring professionals for periods up to three years. The agreements typically provide for a base compensation and bonuses based upon, among other things, tournament performances, standings on the official money list and earning spots on the Ryder or President Cup teams.

                              TEARDROP GOLF COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            All amounts, except share and per share amounts, in $000
                                   (Unaudited)

Minimum compensation requirements for the years ending December 31, 1999, 2000 and 2001, are approximately $4,200, $3,100 and $1,900, respectively. Additionally, the Company has agreed to issue options to purchase 55,000, 46,000 and 16,000 shares of common stock in connection with these agreements for the years ending December 31, 1999, 2000 and 2001, respectively. Of the options to be issued under these agreements, 14,000 to be granted during the year 1999 and 9,000 to be granted in the year 2000, could be exchanged for $100 and $75, respectively.

The Company entered into an advertising agreement for the years 1999 and 2000 for which the Company has committed to spend approximately $1,500 in 1999 and $1,551 in 2000.

The Company has obligations with respect to media placement, primarily for television advertising which requires the Company to spend no less than $5,000, which amounts could increase over the remainder of the year.

In November 1996, the Company entered into a three year employment agreement with its President and Chief Executive Officer commencing December 19, 1996. The agreement provides for annual compensation of $250 for the year ending December 31, 1999, and performance bonuses, as defined. The employment agreement has been extended through 2002.

In 1998, the Company was named, among others, as a defendant in a lawsuit seeking damages of $12,000. This claim was settled on June 2, 1999 with no material cost to the Company.

                              TEARDROP GOLF COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            All amounts, except share and per share amounts, in $000
                                   (Unaudited)

NOTE 6 - SEGMENT INFORMATION

The Company operated as a single reportable segment with sales the first six months of 1999 of $37,590, of which $32,548 were sales in the United States and $5,042 were sales outside of the United States. The Company sells its products in the United States through its own sales force to approximately 1,500 national accounts (such as national cataloguers, sporting goods retail chain stores, etc.) and to over 10,000 green grass accounts (golf course pro shops), which in turn sell directly to the end user. The Company sells its products outside of the United States through sales offices in Canada and the United Kingdom, and through distributors in other countries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      You should read this discussion together with our financial statements and the related notes and other financial information included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors.

Overview

      We design, develop, manufacture and market throughout the world high-quality, premium priced golf clubs based on our proprietary technologies, including (a) our TearDrop line of putters; (b) our Armour line of irons and woods; (c) our Ram line of irons, woods and wedges; and (d) our Zebra putters. Our line of products are used by golfers throughout the world, including professional golfers on the PGA Tour, the Senior PGA Tour, the Ladies PGA Tour and the Nike Tour. In addition, we operate a professional developmental golf tour for aspiring PGA Tour players and are the sole United States distributor for Walter Genuin shoes.

      We introduced our first product, the TearDrop putter, in 1993 and commenced significant marketing and sales activities in 1994. We completed an initial public offering of our common stock in December 1996. In January 1997, we commenced a substantial television and print advertising campaign. The costs to produce and air the infomercial and television commercials were substantial and resulted in losses as we continued to roll out our advertising campaign in the first three quarters of 1997.

      In the fourth quarter of 1997, we completed the acquisition of the assets of "The TearDrop Professional Golf Tour," the Tommy Armour Golf Company ("Armour") and the Ram Golf Corporation ("Ram").

      Since the acquisitions were completed, we have devoted substantial efforts to reduce costs, eliminate unprofitable product lines, and focus on marketing of high quality products. However, we cannot assure you that we will be able to operate the combined enterprises successfully or reverse the history of losses that TearDrop, Ram and Armour, as stand-alone entities, incurred in the past.

      We believe that an important element for increasing awareness and demand for our golf clubs is the building of a corps of touring professional golfers that will endorse, use and win with our clubs. Accordingly, as an integral part of our marketing strategy, we continually seek to obtain professional endorsements of our clubs. We have entered into endorsement agreements, of up to three years, with professional players principally on the PGA Tour. These endorsement agreements generally provide for base payments in consideration of the use of the professionals' names in connection with the marketing of our clubs and the use of the clubs by such professionals in tournament play.

      In addition, potentially substantial bonus payments may be made based upon tournament performance, standings on the official money list, and being named to the Ryder Cup or President Cup teams. We have granted stock options to certain of our endorsing professionals and intend to continue to do so in the future. During 1998, we recorded compensation expense of $200,000 in connection with the grant of such options on the date of grant. The effect of a particular professional's endorsement on the successful marketing of our clubs, and the heightening of awareness of our name, may be directly related to the success of such professional in tournament play. We, however, will be required to compensate a professional whether or not he or she is successful. For 1999, we have entered into endorsement agreements which will require the payment of a minimum of approximately $4.2 million should each of the professionals use and endorse our products as provided in the agreements. In addition, we anticipate that we will devote substantial capital to advertising and marketing during the next year.

      We have also made substantial expenditures and commitments for advertising and marketing and must continue to incur such costs in order to continue to increase consumer awareness of our products. During 1999, we have incurred substantial expenses for television, print advertising, our program with the Golf Channel and in connection with our infomercial, among other things. We cannot assure you that the expansive advertising and marketing will result in increased sales for us.

      We have incurred substantial indebtedness in financing the acquisition of Armour and Ram and in financing our expansion and operations. At December 31, 1998, we had $34.3 million in liabilities, approximately $20.9 million of which was payable to First Union National Bank, successor by merger to CoreStates Bank, N.A. ("First Union" or the "Bank") pursuant to a certain Loan and Security Agreement (as amended, the "Loan Agreement"). Under the Loan Agreement, the Bank provided a $30.0 million revolving credit facility (the "Credit Facility"), which was reduced to $25.0 million on June 30, 1999 and will be further reduced to $20.0 million on October 10, 1999. The Credit Facility terminates on November 10, 1999. We will therefore be required to either refinance the amounts outstanding under the Credit Facility or identify alternative financing. As of December 31, 1998, we had a working capital deficiency of approximately $4.4 million, primarily as a result of the classification of our $20.9 million credit facility as a current liability since it terminates and is repayable in November 1999. As a result, our independent auditor has noted in its report that these conditions, among others, raise substantial doubt about the our ability to continue as a going concern. We are currently seeking alternative sources of financing. However, we cannot assure you that we will maintain compliance with the covenants in the future, will reach terms for an extension of the credit facility or will identify alternative sources of capital. See "Liquidity and Capital Resources."

      We maintain an in-house research and development and design department. In addition, we work closely with component manufacturers, independent design consultants and our endorsing golf professionals in the design and development of new products and product improvements. Our ability to introduce new products or product improvements is directly related to the efforts and success of this research and development effort.

      We do not manufacture the components required to assemble our golf clubs. We rely instead on a number of component suppliers, both domestic and foreign. Our success in assembling our products will be dependent, in part, on maintaining our relationships with our existing suppliers and developing relationships with new suppliers.

      We believe that there are readily available alternative sources for each of the components comprising our clubs, although we cannot assure you of this. Any significant delay or disruption in the supply of components from our suppliers or any quality problems with the supplier's components would delay our delivery of finished products and adversely affect current sales and could adversely affect future sales potential if customers lose faith in our ability to deliver a high-quality product on a timely basis. Further, given the highly seasonal nature of the golf equipment industry, such adverse effect would be exacerbated should any such supply delay or quality problem occur immediately prior to or during the six-month period ending June 30 (the period during which sales of golf equipment have historically been the highest).

Results of Operation

      Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

      We had net sales for the three months ended June 30, 1999 of $22,372,000 compared to net sales of $19,574,000 for the three months ended June 30, 1998. Included in the 1998 sales were $1,854,000 of sales of one product line which had been discontinued. Therefore, without giving effect to sales of such product, sales of continuing products in the 1999 period increased by approximately $4,652,000 or 26% over the similar period of 1998.

      Our gross profit for the three months ended June 30, 1999 was $10,569,000, or 47.2% of sales, compared to $9,764,000, or 49.9% of sales for the same period of 1998. During the latter part of 1998, we began selling certain products to a major customer at a gross profit margin that is lower than our normal levels. As a result, overall gross profit percentage declined by 5.4% during the first three months of 1999 as compared to the same period of 1998.

      We incurred selling, general and administrative expenses of $9,545,000 (42.7% of sales) during the three months ended June 30, 1999 compared to $7,928,000 (40.5% of sales) for the three months ended June 30, 1998. We embarked on an extensive advertising campaign during the first quarter of 1999, which carried over to the second quarter. This has a disproportionate impact on our profit and loss statements in terms of percentage of sales, as advertising expenses during the second half of the year will be substantially lower than expenses incurred during the first half of the year.

      As a result of the above, our income from operations for the three months ended June 30, 1999 was $1,024,000 compared to $1,836,000 for the three months ended June 30, 1998.

      Interest expense for the three months ended June 30, 1999 was $468,000 compared to $409,000 for the same period of the previous year as we had a higher debt level to support the increase in business.

      Our net income for the three months ended June 30, 1999 was $556,000 or $0.11 per common share (5,181,674 average shares outstanding) compared to net income after preferred dividends of $1,325,000, or $0.43 basic based on 3,059,012 weighted average number of shares outstanding ($0.30 diluted based on 4,474,257 weighted average number of shares outstanding).

      Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

      Our net sales for the six months ended June 30, 1999 were $37,590,000 compared to $44,574,000 for the six months ended June 30, 1998. Included in 1998 sales were $11,710,000 of sales of one product line to a single customer which product line has been discontinued. Therefore, without giving effect to sales of such product, sales of continuing products increased by approximately $4,726,000, or 14.4% from 1998 to 1999. Furthermore, we believe that the market generally for golf equipment was weaker on an industry wide basis in 1999 as compared to 1998. We believe that we were able to achieve our levels of sales during a decline in the market by introducing new products, undertaking a substantial advertising and marketing campaign, and enlisting a team of highly regarded touring golf professionals to promote our products.

      Gross profit for the six months ended June 30, 1999 was $16,716,000, or 44.5% of sales, which compares to $19,265,000, or 43.2% of sales, for the six months ended June 30, 1998. During the first six months of 1999, we disposed of certain of our inventory at prices that were less than cost, which had the effect of reducing our gross profit percentage by approximately 5.5%. The sales of the discontinued product line in the first six months of 1998 had the effect of reducing the gross profit percentage by approximately 7.6%.

      Our selling, general and administrative expenses for the six months ended June 30, 1999 were $18,164,000 (48.3% of sales) as compared to $15,997,000
(35.9% of sales) for the six months ended June 30, 1998. We embarked on an extensive advertising campaign during the first quarter of 1999, which carried over to the second quarter. This has a disproportionate impact on our profit and loss statements in terms of percentage of sales, as advertising expenses during the second half of the year will be substantially lower than expenses incurred during the first half of the year.

      As a result of the above, our loss from operations for the six months ended June 30, 1999 was $1,448,000 compared to a profit of $3,268,000 for the same period of 1998.

      Interest expense on our debt amounted to $887,000 for the six months ended June 30, 1999 compared to $801,000 for the six months ended June 30, 1998. The amount has increased from the previous year as a higher investment in inventory was required to support the level of business we are experiencing in 1999.

      We incurred a net loss of $2,335,000 or $0.45 per common share (5,180,787 average number of shares outstanding) for the six months ended June 30, 1999 compared to a net income

(after preferred dividends of $137,000) of $2,467,000 or $0.82 per share basic ($0.60 fully diluted) for the same period of 1998.

Liquidity and Capital Resources

      At June 30, 1999, we had total current assets of approximately $33,140,000 and total current liabilities of approximately $39,497,000, of which $24,408,000 represents the amount due under our credit facility which terminates in November 1999. Therefore, we have a working capital deficiency of $6,357,000. As a result, our independent auditor has noted in its report upon the financial statements for the year ended December 31, 1998 that these conditions, among others, raise doubt about our ability to continue as a going concern. Our Stockholders' Equity is $5,083,000 at June 30, 1999. However, because of recent losses, we have a net tangible deficiency of $1,798,000.

      Pursuant to the Loan Agreement with the Bank, the Bank provided the Credit Facility of $30.0 million to finance the acquisition of the assets of Armour and Ram. The Credit Facility is currently being utilized by us to satisfy our working capital and general corporate expenditures. The Credit Facility terminates on November 10, 1999 and must be repaid by such date. We currently do not have the resources to repay the entire Credit Facility and will be required to identify an alternative source of financing prior to such date. We have had substantial discussions with certain institutions but currently have no agreements with any alternative source of financing and no assurance can be given that any such arrangements can be achieved on terms that are acceptable to us.

      Pursuant to an amendment to the Loan Agreement effective as of July 20, 1999, funds extended pursuant to the Credit Facility accrue interest at the prime rate plus 1% which reflects an increase from the prior interest rate of either prime minus 1/2% or LIBOR plus 2% per annum. The Credit Facility was reduced to $25.0 million on June 30, 1999, and will be reduced to $20.0 million on October 10, 1999. The line matures on November 10, 1999. The Credit Facility is secured by substantially all of our assets, including the assets acquired in connection with the acquisitions. The Loan Agreement contains restrictions on certain of our activities, including, but not limited to, the payment of dividends, redemption of securities and the sale of assets outside our ordinary course of business. The Loan Agreement also requires that we meet certain financial covenants. At various times during the six months ended June 30, 1999, we were in violation of various financial covenants as well as certain reporting and repayment obligations.

      Effective as of July 20, 1999, we amended the Loan Agreement and entered into a Forbearance and Overadvance Agreement with the Bank (the "Forbearance Agreement"), which resulted in the increase in the interest rate (described above), a reduction in the Credit Facility as of October 10, 1999, and the forbearance by the Bank from exercising its rights with respect to certain of the covenant defaults until October 10, 1999 or until certain defined events occur. Although we are currently in default under the Loan Agreement, the Bank agreed to loan additional funds on a discretionary basis provided that such advances will not exceed certain budgeted amounts set forth in the Forbearance Agreement. However, there can be no assurance that the Bank will loan additional funds and that any such amounts will be sufficient to fund our working capital needs.

      In March 1999, our Chief Executive Officer loaned us $500,000, bearing interest at 8% and repayable on demand, once we have reached certain reduced levels of indebtedness under the Credit Facility with the Bank.

      Our credit terms range from 30 days to 90 days, depending on the type of account. Cash needs are highest in the first quarter of the year, as inventories are being purchased. The majority of sales are typically shipped to customers in the first six months of the year. Since the cash receipts from those sales may not be received for up to 90 days, receivable balances should increase through the first six months of the year and decrease in the second six months of the year. In addition, in 1999, we made a significant financial commitment for advertising during the first quarter of the year.

      We currently have approximately $5.0 million of commitments for media advertising primarily on television for 1999. This amount does not cover all of our advertising commitments for 1999 and may increase during the remainder of 1999. We have also entered into a two year agreement with the Golf Channel, providing for expenditures of approximately $1.5 million and $1.55 million during 1999 and 2000, respectively. In addition, we have entered into endorsement agreements with golf professionals which will require the payment of a minimum of approximately $4.2 million in 1999. We have also devoted substantial significant capital to the production and airing of a new infomercial. We anticipate that we will continue to devote substantial capital to advertising and marketing during the year.

      We do not have any significant capital expansion plans at the present time and any capital expenditures will be financed from internally generated funds.

      Our statements of cash flows for the six months ended June, 1999 and 1998 is summarized below:

                                                           1999         1998

            Net cash used in operating activities       $3,219,000   $5,560,000

            Net cash used in investing activities          138,000      154,000

            Net cash provided by financing activities    4,009,000    5,558,000

Year 2000 Modifications

      We rely on both information technology ("IT") and non-IT computer systems in our operations. The mission-critical IT systems include our operating and accounting systems, such as IT software applications that allow us to maintain inventory and customer information and to communicate with our suppliers and customers. The non-IT systems are primarily telecommunications systems and other building systems, such as security systems, lighting, fire and safety systems.

      In 1997, we began to address the year 2000 problem. The issue is one in which computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations. We have assigned our Manager of Information Systems to coordinate and implement measures designed to prevent disruption in its business operations related to the year 2000 problem. We completed the remediation of our mission-critical IT applications software in December 1998 and have completed an end-to-end test of our IT systems. We are assessing the effect of the year 2000 problem on our non-IT systems and intend to replace non-IT systems as necessary to become year 2000 ready by October 1999. Additionally, we are working with our customers and our suppliers to determine whether the year 2000 problem will have an adverse effect on our relationships with them.

      During 1999 we have spent approximately $300,000 above normal operating costs in order to comply with year 2000 issues funded through regular operations. We do not anticipate any other expenditures in connection with year 2000 compliance.

      We cannot assure you that our year 2000 remediation will be properly and timely completed and a failure to do so could have a material adverse effect on our financial condition. We cannot predict the actual effects to us of the year 2000 issue, which depends on numerous uncertainties such as: (1) whether major third parties address this issue properly and timely, and (2) whether broad-based or systemic economic failures may occur. We are currently unaware of any events, trends, or conditions regarding this issue that may have a material effect on our results of operations, liquidity, and financial condition. If the year 2000 issue is not resolved by December 31, 1999, our results of operations or financial condition could be materially adversely affected.

      We are developing contingency plans to address the risks created by the year 2000 problem. These plans include procuring alternative suppliers, when available, when we are able to conclude that an existing supplier will not be year 2000 ready. We are scheduled to complete these contingency plans by October 1999.

Seasonality

      The purchasing decisions of most customers are typically made in the autumn and a vast majority of sales are expected to occur during the first six months of the year. In addition, quarterly results may vary from year to year due to the timing of new product introductions, orders and sales, advertising expenditures, promotional periods and shipments. Accordingly, comparisons of quarterly information of our results of operations may not be indicative of our overall annual performance.

Forward Looking Statements

      When used in this and in future filings by us with the Securities and Exchange Commission ("the Commission"), in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated", "project" or "outlook" or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of our business and operations are described in "Risk Factors" herein. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      We were named, among others, as a defendant in a lawsuit entitled Izett Manufacturing, Inc. v. RAM Golf Corporation, Laser Golf Corporation, TearDrop Golf Company and TearDrop RAM Golf Company, case number 98 CV 858, in which the plaintiff was initially seeking damages of $11.5 million. This claim was settled on June 2, 1999 with no material cost to us.

      In March 1999, we received a formal notice demanding arbitration from Pro Golf Promotions, LLC, Cal Rogers and Dara O'Neill in connection with certain disputes between such parties and us relating to the purchase by us from such parties of the TearDrop Professional Golf Tour. Such parties are seeking certain money damages and the issuance of up to 65,000 shares of our common stock related to alleged incentive obligations for 1998 and up to 65,000 shares of our common stock related to such obligations for 1999. We believe that such parties are not entitled to the issuance of such shares or to money damages and intend to vigorously defend such claim.

Item 4. Submission of Matters to a Vote of Security Holders.

      The following matters were voted upon at the Annual Meeting of Stockholders held on June 24, 1999, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

                                For            Withheld
                                ---            --------

            Rudy A. Slucker     3,962,728      19,355
            Fred K. Hochman     3,966,228      15,855
            Leslie E. Goodman   3,965,828      16,255
            Bruce H. Nagel      3,466,228      15,855
            Jeffrey Baker       3,966,328      15,755

2. A proposal to ratify the grant of options covering an aggregate of 1,250,000 shares of our common stock, 1,000,000 of which are exercisable only upon the achievement of certain targets, to Rudy A. Slucker, our Chairman, President and Chief Executive Officer, received 1,205,305 votes FOR and 850,161 votes AGAINST, with 24,090 abstentions.

3. A proposal to approve an amendment to the 1996 Employee Stock Option Plan to increase the number of shares reserved for issuance under the plan received 1,434,138 votes FOR and 623,293 votes AGAINST, with 22,125 abstentions.

4. A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 1999 received 3,360,959 votes FOR and 575,544 votes AGAINST, with 45,380 abstentions.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            Number     Description

            10.35      Fourth Amendment to Loan and Security Agreement

            10.36      Forbearance and Overadvance Agreement

            10.37      Fifth Amendment to Loan and Security Agreement

      (b)   Reports on Form 8-K:

            During the quarter ended June 30, 1999, we did not file any Current Report on Form 8-K.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TEARDROP GOLF COMPANY


Dated:  August 23, 1999                 /s/ Rudy A. Slucker
                                        ---------------------------------------
                                        Rudy A. Slucker, President and Chief
                                        Executive Officer (Principal Executive
                                        Officer)


Dated:  August 23, 1999                 /s/ Joseph Cioni
                                        ---------------------------------------
                                        Joseph Cioni, Vice President of Finance
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer)