Form 10QSB
period 1999-09-30
TEARDROP GOLF CO
filed 1999-11-15
CIK 1025566

Commission File Number 0-29014

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                              TEARDROP GOLF COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              DELAWARE                                          57-1056600
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

          1080 Lousons Road
          Union, New Jersey                                        07083
(Address of Principal Executive Office)                         (Zip Code)

       Registrant's telephone number, including area code: (908) 688-4445

      Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

 Number of shares of Common Stock outstanding as of November 10, 1999: 5,262,565

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                              TEARDROP GOLF COMPANY

                                FORM 10-QSB INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999

                                                                        Page No.
                                                                        --------

Part I. Financial Information

      Item 1. Financial Statements

              Consolidated Statements of Operations                     3

              Consolidated Balance Sheet                                4

              Consolidated Statements of Cash Flows                     5

              Notes to Consolidated Financial Statements                6-8

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations             9-15

Part II. Other Information                                              15

Signature Page                                                          16

Part I.  Financial Information

Item 1. Financial Statements

                              TearDrop Golf Company
                      Consolidated Statements of Operations
     For the Three Months and Nine Months Ended September 30, 1999 and 1998
       (All dollar amounts, except share and per share amounts, in $000's)
                                   (Unaudited)

                                                       Three Months                  Nine Months
                                                   Ended September 30,           Ended September 30,
                                               --------------------------    --------------------------
                                                   1999           1998          1999           1998
                                               -----------    -----------    -----------    -----------

Net sales                                      $    14,327    $    13,028    $    51,917    $    57,602

Cost of sales                                        7,432          7,093         28,306         32,402
                                               -----------    -----------    -----------    -----------

Gross profit                                         6,895          5,935         23,611         25,200

Selling, general and
   administrative expenses                           6,097          5,154         24,261         21,151
                                               -----------    -----------    -----------    -----------

Income (loss) from operations                          798            781           (650)         4,049

Interest (expense), net                               (382)          (379)        (1,269)        (1,180)
                                               -----------    -----------    -----------    -----------

Income (loss) before income taxes                      416            402         (1,919)         2,869
Income tax (expense)                                  (150)          (140)            --         (1,003)
Utilization of net loss carryforward                   150            110             --            973
                                               -----------    -----------    -----------    -----------

Net income (loss)                                      416            372         (1,919)         2,839

Preferred dividends                                     --             --             --            137
                                               -----------    -----------    -----------    -----------

Income (loss) attributable to common
    shareholders                               $       416    $       372    $    (1,919)   $     2,702
                                               ===========    ===========    ===========    ===========

Net income (loss) per common share - basic     $      0.08    $      0.07    $     (0.37)   $      0.74
                                               ===========    ===========    ===========    ===========

Net income (loss) per common share - diluted   $      0.08    $      0.07    $     (0.37)   $      0.62
                                               ===========    ===========    ===========    ===========
Weighted average number of
   common shares outstanding - basic             5,197,928      5,196,045      5,186,481      3,645,946
                                               ===========    ===========    ===========    ===========
Weighted average number of
   Common shares outstanding - diluted           5,197,928      5,483,523      5,186,481      4,353,133
                                               ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                           Consolidated Balance Sheet
                               September 30, 1999
       (All dollar amounts, except share and per share amounts, in $000's)
                                  (Unaudited)
                                     ASSETS
 CURRENT ASSETS:
    Cash                                                     $  954
    Accounts receivable less allowance for returns and
        doubtful accounts of $1,630                          14,456
    Inventories                                               9,284
    Other current assets                                        261
                                                             -------
        Total current assets                                           $ 24,955
 PROPERTY AND EQUIPMENT, less accumulated
      depreciation                                                        4,495

 PATENTS  & TRADEMARKS, less accumulated amortization                     6,390
 GOODWILL, less accumulated amortization                                    534
                                                                        --------

                                                                        $ 36,374
                                                                        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                        $ 9,768
    Accrued liabilities                                       2,175
    Note payable - shareholder                                  500
    Bank loan                                                18,278
                                                            --------
        Total current liabilities                                      $ 30,721

 STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value, authorized 1,000,000 shares,
       issued and outstanding none                                -
    Common stock, $.01 par value, authorized
       10,000,000 shares, issued and outstanding 5,262,565
        shares                                                   52
    Capital in excess of par value                           25,313
    Accumulated other comprehensive income                     (218)
    Accumulated deficit                                     (19,494)
                                                            --------
        Total stockholders' equity                                        5,653
                                                                        --------

                                                                        $ 36,374
                                                                        ========
          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998
       (All dollar amounts, except share and per share amounts, in $000's)
                                   (Unaudited)

                                                                                   Nine Months
                                                                               Ended September 30,
                                                                               -------------------
                                                                                1999        1998
                                                                               -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $(1,919)   $ 2,839
Adjustments to reconcile net income (loss) to net
  cash provided (used) in operating activities:
    Depreciation and amortization                                                  869        521
    Provision for doubtful accounts                                                359        421
 Changes in operating assets and liabilities:
    (Increase) in accounts receivable                                           (7,001)    (8,341)
    Decrease in inventories                                                      9,742        959
    (Increase) decrease in other current assets                                    101     (2,718)
     Increase  (decrease) in accounts payable and other current liabilities        839     (2,184)
                                                                               -------    -------

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                 2,990     (8,503)
                                                                               -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                            (234)      (191)
   Other                                                                          (182)       (22)
                                                                               -------    -------
NET CASH USED IN INVESTING ACTIVITIES                                             (416)      (213)
                                                                               -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under financing agreements                                    (2,631)     4,004
   Proceeds from shareholder note payable                                          500
   Repayment of stockholders' notes                                                          (400)
   Proceeds from issuance of common stock                                          127
   Proceeds from redemption of common stock warrants                                        8,514
   Redemption of preferred stock                                                           (3,000)
   Preferred dividends                                                                       (137)
                                                                               -------    -------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                (2,004)     8,981
                                                                               -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             11
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          581        265
CASH AND CASH EQUIVALENTS:
   Beginning of year                                                               373        257
                                                                               -------    -------
   End of period                                                               $   954    $   522
                                                                               =======    =======

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           All amounts, except share and per share amounts, in $000's
                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1998 Annual Report to Shareholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 1999 do not necessarily indicate the results that may be expected for the full year.

As of September 30, 1999, the Company has separated the balance sheet item captioned "Goodwill and Intangible Assets" into the following two captions:

            Patents and Trademarks
            Goodwill

During the three and nine month periods ended September 30, 1999 and 1998, total comprehensive income (loss) amounted to $453, $372 and $(1,930) and $2,839, respectively.

NOTE 2 - INVENTORIES

Inventories at September 30, 1999 consist of the following:

                  Raw materials and work in process   $ 5,349
                  Finished goods                        3,935
                                                      -------
                  Total inventories                   $ 9,284

NOTE 3 - BANK LOAN

During 1997, the Company obtained a line of credit with First Union National Bank, successor by merger to CoreStates Bank, N.A., (the "Bank") initially for $18,000, later increased to $25,000, collateralized by a security interest in all the assets of the Company. In March 1999, the line was increased to $30,000. It was reduced to $25,000 on June 30, 1999, to $20,000 on October 10, 1999 and to $18,500 through maturity. The loan agreement, as amended, provides, among other things, that the Company satisfy certain financial covenants. At various times during the nine months ended September 30, 1999, the Company was in violation of various financial covenants, as well as certain reporting and repayment obligations.

As a result of the Company's defaults under the loan agreement, the Company and the Bank entered into a Forbearance and Overadvance Agreement effective as of July 20, 1999, which was amended as of November 10, 1999 (as amended, the "Forbearance Agreement"). In connection with the Forbearance Agreement and an amendment to the loan agreement of even date, the loan was extended to December 10, 1999, the interest rate under the line of

                              TearDrop Golf Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           All amounts, except share and per share amounts, in $000's
                                   (Unaudited)

credit was increased to prime rate plus 1% and the principal amount available under the credit facility was reduced to $18,500 on November 10, 1999. If the Company does not pay the loan in full by December 10, 1999, the interest rate under the line of credit increases to prime rate plus 2% and is retroactive to November 10, 1999. In addition, the Bank has agreed to forbear from exercising its rights of enforcement under the loan agreement with respect to certain covenant defaults until December 10, 1999 or until certain defined events occur. The line of credit matures on December 10, 1999. Although the Company is currently in default under the loan agreement, the Bank agreed to loan additional funds on a discretionary basis provided that such advances will not exceed certain budgeted amounts set forth in the Forbearance Agreement. However, there can be no assurance that the Bank will loan additional funds and that any such amounts will be sufficient to fund the Company's working capital needs.

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

The Company entered into an advertising agreement for the years 1999 and 2000 for which the Company has committed to spend approximately $1,500 in 1999 (substantially all of which has been spent) and $1,551 in 2000.

                              TearDrop Golf Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           All amounts, except share and per share amounts, in $000's
                                   (Unaudited)

The Company has obligations with respect to media placement, primarily for television advertising which requires the Company to spend no less than $1,000 during 2000.

In November 1996, the Company entered into a three year employment agreement with its President and Chief Executive Officer commencing December 19, 1996. The employment agreement has been extended through 2001. The agreement provides for annual compensation of $250 and performance bonuses, as defined.

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

The Company operated as a single reportable segment with sales the first nine months of 1999 of $51,917, of which $45,208 were sales in the United States and $6,709 were sales outside of the United States. The Company sells its products in the United States through its own sales force to approximately 1,500 national accounts (such as national cataloguers, sporting goods retail chain stores, etc.) and to over 6,000 green grass accounts (golf course pro shops), which in turn sell directly to the end user. The Company sells its products outside of the United States through sales offices in Canada and the United Kingdom, and through distributors in other countries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      You should read this discussion together with our financial statements and the related notes and other financial information included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those included in other portions of this filing and those indicated under the caption "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

      In the fourth quarter of 1997, we completed the acquisitions of the assets of "The TearDrop Professional Golf Tour," the Tommy Armour Golf Company ("Armour") and the Ram Golf Corporation ("Ram").

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

      In addition, potentially substantial bonus payments may be made based upon tournament performance, standings on the official money list, and being named to the Ryder Cup or President Cup teams. We have granted stock options to certain of our endorsing professionals and intend to continue to do so in the future. During 1998, we recorded compensation expense of $200,000 in connection with the grant of such options on the date of grant. The effect of a particular professional's endorsement on the successful marketing of our clubs, and the heightening of awareness of our name, may be directly related to the success of such professional in tournament play. We, however, will be required to compensate a professional whether or not he or she is successful. For 1999, we have entered into endorsement agreements which required the payment of a minimum of approximately $4.2 million should each of the professionals use and endorse our products as provided in the agreements. We anticipate that our payment obligations under endorsement agreements for 2000 will meet or exceed our obligations under such agreements for 1999. In addition, we anticipate that we will devote substantial capital to advertising and marketing during the next year.

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

      We have incurred substantial indebtedness in financing the acquisitions of Armour and Ram and in financing our expansion and operations. At December 31, 1998, we had $34.3 million in liabilities, approximately $20.9 million of which was payable to First Union National Bank, successor by merger to CoreStates Bank, N.A. ("First Union" or the "Bank") pursuant to a certain Loan and Security Agreement (as amended, the "Loan Agreement"). Under the Loan Agreement, the Bank provided a $30.0 million revolving credit facility (the "Credit Facility"), which was reduced to $25.0 million on June 30, 1999, to $20.0 million on October 10, 1999, and to $18.5 million on November 10, 1999. The Credit Facility terminates on December 10, 1999. We will therefore be required to either refinance the amounts outstanding under the Credit Facility or identify alternative financing. As of December 31, 1998, we had a working capital deficiency of approximately $4.4 million, primarily as a result of the classification of our $20.9 million credit facility as a current liability since it terminates and is repayable in December 1999. The working capital deficiency increased to approximately $5.8 million at September 30, 1999. As a result, our independent auditor has noted in its report that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. At various times during the nine months ended September 30, 1999, we were in violation of various financial covenants as well as certain reporting and repayment obligations. However, we cannot assure you that we will maintain compliance with the covenants in the future or will reach terms for an extension of the credit facility. We are currently seeking alternative sources of financing and have been informed that a $30 million credit facility has been approved by Textron Financial Corporation, a subsidiary of Textron Inc. The financial package is subject to the signing of a definitive loan agreement. No assurance can be given that the financing with Textron Financial Corporation will close. See "Liquidity and Capital Resources."

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

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

      We had net sales for the three months ended September 30, 1999 of $14,327,000 compared to net sales of $13,028,000 for the three months ended September 30, 1998, an increase of 10%. Included in the 1998 sales were $2,000,000 of sales of one product line which has been discontinued. Therefore, without giving effect to sales of such product, sales of continuing products in the 1999 period increased by approximately $3,299,000, or 29.9%, over the similar period of 1998.

      Our gross profit for the three months ended September 30, 1999 was $6,895,000, or 48.1% of sales, compared to $5,935,000, or 45.6% of sales, for the same period of 1998. The gross profit percentage on the sales of the discontinued products referred to above was lower than we realize on our continuing sales. This had the effect of reducing the overall gross profit percentage for the three months ended September 30, 1998 relative to the three months ended September 30, 1999.

      We incurred selling, general and administrative expenses of $6,097,000 (42.6% of sales) during the three months ended September 30, 1999 compared to $5,154,000 (39.6% of sales) for the three months ended September 30, 1998. The increase from 1998 to 1999 is due principally to the increase in the number of endorsement contracts for touring professional golfers and increases in sales commissions related to the increase in sales of continued products.

      As a result of the above, our income from operations for the three months ended September 30, 1999 was $798,000 compared to $781,000 for the three months ended September 30, 1998.

      Interest expense for the three months ended September 30, 1999 was $382,000 compared to $379,000 for the same period of the previous year.

      Our net income for the three months ended September 30, 1999 was $416,000 or $0.08 per common share, basic and diluted (5,197,928 average shares outstanding) compared to net income of $372,000, or $0.07 per common share, basic and diluted, based on 5,196,045 weighted average number of shares outstanding for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

      Our net sales for the nine months ended September 30, 1999 were $51,917,000 compared to $57,602,000 for the nine months ended September 30, 1998. Included in 1998 sales were $13,710,000 of sales of one product line which has been discontinued. Therefore, without giving effect to sales of such product, sales of continuing products increased by approximately $8,025,000, or 18.3%, from 1998 to 1999. Furthermore, we believe that the market generally for golf equipment was weaker on an industry wide basis in 1999 as compared to 1998. We believe that we were able to achieve our levels of sales during a decline in the market by introducing new products, undertaking a substantial advertising and marketing campaign, and enlisting a team of highly regarded touring golf professionals to promote our products.

      Gross profit for the nine months ended September 30, 1999 was $23,611,000, or 45.5% of sales, which compares to $25,200,000, or 43.7% of sales, for the nine months ended September 30, 1998. During the first nine months of 1999, we disposed of certain inventory at prices that were less than cost, which had the effect of reducing our gross profit percentage by approximately 5.5%. The sales of the discontinued product line in the first six months of 1998 had the effect of reducing the gross profit percentage by approximately 7.6%.

      Our selling, general and administrative expenses for the nine months ended September 30, 1999 were $24,261,000 (46.7% of sales) as compared to $21,151,000
(36.7% of sales) for the nine months ended September 30, 1998. During the first nine months of 1999, we undertook an extensive advertising campaign for each of our brands, the cost of which exceeded the advertising expense for 1998. In addition, in 1999 we increased the number of endorsement contracts for touring golf professionals over the 1998 level. Also, for 1998, with $13.7 million of sales of a discontinued product ($11.7 million of which was to one customer), we did not incur a proportionate amount of selling expenses on that sale, which had the effect of reducing the percentage of selling, general and administrative expenses to sales.

      As a result of the above, our loss from operations for the nine months ended September 30, 1999 was $650,000 compared to a profit of $4,049,000 for the same period of 1998.

      Interest expense on our debt amounted to $1,269,000 for the nine months ended September 30, 1999 compared to $1,180,000 for the nine months ended September 30, 1998. The amount has increased from the previous year due to the increase in the prime lending rate in 1999 over 1998.

      We incurred a net loss of $1,919,000 or $0.37 per common share (5,186,481 average number of shares outstanding) for the nine months ended September 30, 1999 compared to a net income (after preferred dividends of $137,000) of $2,702,000 or $0.74 per share basic ($0.62 fully diluted) for the same period of 1998.

Liquidity and Capital Resources

      At September 30, 1999, we had total current assets of approximately $24,955,000 and total current liabilities of approximately $30,721,000, of which $18,278,000 represents the amount due under our credit facility which terminates in December 1999. Therefore, we have a working capital deficiency of $5,766,000. As a result, our independent auditor has noted in its report upon the financial statements for the year ended December 31, 1998 that these conditions, among others, raise doubt about our ability to continue as a going concern. Our Stockholders' Equity is $5,653,000 at September 30, 1999.

      Pursuant to the Loan Agreement with the Bank, the Bank provided the Credit Facility of $30.0 million to finance the acquisitions of the assets of Armour and Ram. The Credit Facility is currently being utilized by us to satisfy our working capital and general corporate expenditures. The Credit Facility, as amended, terminates on December 10, 1999 and must be repaid by such date. We currently do not have the resources to repay the entire Credit Facility and will be required to identify an alternative source of financing prior to such date. We are currently seeking alternative sources of financing and have been informed that a $30 million credit facility has been approved by Textron Financial Corporation, a subsidiary of Textron Inc. The financial package is subject to the signing of a definitive loan agreement. No assurance can be given that the financing with Textron Financial Corporation will close.

      Pursuant to an amendment to the Loan Agreement effective as of November 10, 1999, funds extended pursuant to the Credit Facility accrue interest at the prime rate plus 1% which reflects an increase from the prior interest rate of either prime minus 1/2% or LIBOR plus 2% per annum. However, if we do not pay the loan in full by December 10, 1999, the interest rate under the Credit Facility increases to the prime rate plus 2% and is retroactive to November 10, 1999. The Credit Facility was reduced to $25.0 million on June 30, 1999, to $20.0 million on October 10, 1999 and to $18.5 million on November 10, 1999. The Credit Facility is secured by substantially all of our assets, including the assets acquired in connection with the acquisitions. The Loan Agreement contains restrictions on certain of our activities, including, but not limited to, the payment of dividends, redemption of securities and the sale of assets outside our ordinary course of business. The Loan Agreement also requires that we meet certain financial covenants. At various times during the nine months ended September 30, 1999, we were in violation of various financial covenants as well as certain reporting and repayment obligations.

      Effective as of July 20, 1999 and again as of November 10, 1999, we amended the Loan Agreement and entered into a Forbearance and Overadvance Agreement with the Bank (the "Forbearance Agreement"), which resulted in the increase in the interest rate (described above), a reduction in the Credit Facility as of November 10, 1999, and the forbearance by the Bank from exercising its rights with respect to certain of the covenant defaults until December 10, 1999 or until certain defined events occur. The line of credit matures on December 10, 1999. Although we are currently in default under the Loan Agreement, the Bank agreed to loan additional funds on a discretionary basis provided that such advances will not exceed certain budgeted amounts set forth in the Forbearance Agreement. However, there can be no assurance that the Bank will loan additional funds and that any such amounts will be sufficient to fund our working capital needs.

      In March 1999, our Chief Executive Officer loaned the Company $500,000, bearing interest at 8% and repayable on demand, once we have reached certain reduced levels of indebtedness under the Credit Facility with the Bank.

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

      We have entered into a two year agreement with the Golf Channel, providing for expenditures of approximately $1.5 million and $1.55 million during 1999 and 2000, respectively. In addition, we have entered into endorsement agreements with golf professionals which required the payment of a minimum of approximately $4.2 million in 1999. We anticipate that our payment obligations under endorsement agreements for 2000 will meet or exceed our obligations under such agreements for 1999. We anticipate that we will continue to devote substantial capital to advertising and marketing during the next year.

      We do not have any significant capital expansion plans at the present time and any capital expenditures will be financed from internally generated funds. There can be no assurance, however, that the current line of credit is sufficient to allow us to meet our needs, particularly if sales do not increase or if we encounter operational difficulties.

      Our statements of cash flows for the nine months ended September 30, 1999 and 1998 is summarized below:

  Net cash provided (used) in operating activities    $ 2,990,000  $ (8,503,000)

  Net cash used in investing activities                  (416,000)     (213,000)

  Net cash provided (used) in financing activities     (2,004,000)    8,981,000

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

      In 1997, we began to address the year 2000 problem. The issue is one in which computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations. We have assigned our Manager of Information Systems to coordinate and implement measures designed to prevent disruption in our business operations related to the year 2000 problem. We completed the remediation of our mission-critical IT applications software in December 1998 and completed an end-to-end test of our IT systems in July 1999. We have assessed the effect of the year 2000 problem on our non-IT systems and have replaced non-IT systems as necessary to become year 2000 ready. Additionally, we are working with our customers and our suppliers to determine whether the year 2000 problem will have an adverse effect on our relationships with them.

      During 1999, we spent approximately $200,000 above normal operating costs in order to comply with year 2000 issues funded through regular operations. We do not anticipate any other expenditures in connection with year 2000 compliance.

      We cannot assure you that our year 2000 remediation has been properly completed and a failure to do so could have a material adverse effect on our financial condition. We cannot predict the actual effects to us of the year 2000 issue, which depends on numerous uncertainties such as: (1) whether major third parties address this issue properly and timely, and (2) whether broad-based or systemic economic failures may occur. We are currently unaware of any events, trends, or conditions regarding this issue that may have a material effect on our results of operations, liquidity, and financial condition. If the year 2000 issue is not resolved by December 31, 1999, our results of operations or financial condition could be materially adversely affected.

      We developed contingency plans to address the risks created by the year 2000 problem. These plans include procuring alternative suppliers, when available, when we are able to conclude that an existing supplier will not be year 2000 ready. We completed these contingency plans in July 1999.

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

Forward Looking Statements

      When used in this and in future filings by us with the Securities and Exchange Commission ("the Commission"), in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated", "project" or "outlook" or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify "forward-looking statements" within the meaning of the

Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of our business and operations are described in "Risk Factors" contained in our Form 10-KSB for the year ended December 31, 1998 on file with the Securities and Exchange Commission. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

      On July 26, 1999, an action was filed in the federal court in Oklahoma City, Oklahoma entitled Express Personnel Services, Inc. v. TearDrop Golf Company. Plaintiff alleges damages in the approximate amount of $77,000 for unpaid invoices. We believe that we have valid defenses to the claim and intend to vigorously defend such claim.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

      Number  Description

      10.38   Sixth Amendment to Loan and Security Agreement

      10.39   Letter of Amendment to Forbearance and Overadvance Agreement

      27      Financial Data Schedule

  (b) Reports on Form 8-K:

      During the quarter ended September 30, 1999, we did not file any Current Report on Form 8-K.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TEARDROP GOLF COMPANY

Dated:  November 15, 1999                /s/ Rudy A. Slucker
                                         --------------------------------------
                                         Rudy A. Slucker, President and Chief
                                         Executive Officer (Principal Executive
                                         Officer)

Dated:  November 15, 1999                /s/ Joseph Cioni
                                         --------------------------------------
                                         Joseph Cioni, Vice President of Finance
                                         and Chief Financial Officer (Principal
                                         Financial and Accounting Officer)