Form 10KSB
period 1999-12-31
TEARDROP GOLF CO
filed 2000-03-30
CIK 1025566

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999
Commission File Number: 0-29014

                              TEARDROP GOLF COMPANY
                 (Name of Small Business Issuer in its Charter)

          Delaware                                               57-1056600
          --------                                               ----------
(State or Other Jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

1080 Lousons Road Union, New Jersey                                07083
----------------------------------------                           -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Registrant's revenues for its most recent fiscal year were $59,769,000

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.)

                         $7,406,888 as of March 27, 2000

Number of shares of common stock outstanding as of March 27, 2000: 5,262,565

Transitional Small Business Disclosure Format: Yes |_| No |X|

PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT ON FORM 10-KSB: Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be filed prior to April 29, 2000 are incorporated by reference in Part III
================================================================================

                                     PART I

Item 1. Description of Business.

General

      We (the "Company" or "TearDrop") design, develop and market throughout the world high-quality, premium price golf clubs including (a) the TearDrop putters with Roll-Face(TM) Technology; (b) the Tommy Armour ("Tommy Armour" or "Armour") 845 irons and woods; (c) the Ram ("Ram" or "RAM") line of irons, woods, and wedges; and (d) the Zebra putters with Roll-Face(TM) Technology. The TearDrop, Tommy Armour and Ram products are used by professional golfers on the Professional Golf Association ("PGA") Tour, the Senior PGA Tour, the Ladies PGA Tour and the BUY.COM Tour (formerly the Nike Tour). We also hold the exclusive North America distribution rights to Walter Genuin golf shoes, an upscale high-quality Italian-made golf shoe. In addition, we operate the TearDrop Tour, a developmental golf tour for aspiring PGA Tour players.

      We have enlisted over 30 golf professionals, including 13 players on the PGA tour, to promotional agreements including Fred Couples, Steve Jones, Tommy Tolles, Omar Uresti, Paul Goydos and Joey Sindelar.

Products

      TearDrop Products

      The TearDrop putter was first introduced in 1993 and has been redesigned since then. Today, TearDrop putters are designed, manufactured and marketed featuring ROLL-FACE(TM) Technology. We believe that the precision radius that is applied to the face results in a consistent impact zone just below the equator of the ball, producing a truer roll, regardless of the player's hand position.

      TD Milled Putters

      We currently manufacture and market, as our premium line of putters, the TD Milled line. This series consists of twenty four different models, all of which feature ROLL-FACE(TM) Technology. The TD Milled putters are all 100% precision milled from cold-rolled steel, and are designed to deliver the highest level of feel and performance.

      TD Zebra Putters

      We currently manufacture and market, as our mallet line of putters, the TD Zebra line. This series consists of six different models, all of which feature ROLL-FACE(TM) Technology. The TD Zebra putters are modeled after the original "Zebra Classic," which was a popular putter. The redesign incorporates the feature of the classic stripes of the Zebra putter into a unique 3-D cavity design.

      Armour Products

      Armour golf clubs are designed, manufactured and marketed to be the highest quality equipment available to the serious golfer, combining traditional design with modern technology.

      845s(R) Irons Introduction

      The 845s model was first introduced in 1987 with the 845s Silver Scot irons. The Silver Scot irons have become an established brand of irons in the modern golf industry.

      In 1999, we continued to develop the 845s brand with the introduction of two new Tommy Armour irons - the 845 evo(TM) v-25 and 845 evo v-31 irons. These two new introductions complement Armour's other products - 845s Oversize, 845s Reduced Offset Oversize, 845s Titanium and 845s Women's Titanium.

      Evolving (evo) Cavity(TM) Technology

      The Tommy Armour 845 evo irons were designed to be a replacement for the 845s Silver Scot irons. The Tommy Armour evolving cavity technology provides a variable combination of stability, control and workability within the set depending on the desired performance of each iron.

      845 evo v-25

      The 845 v-25 traditional blade profile irons are forged from cold-rolled steel. The v-25 irons, unlike other forgings, utilize a near net, triple forging process, which involves a final coining operation for added molecular compaction, and is intended to provide a more consistent feeling iron. The v-25 has been designed using a constant moment of inertia, allowing increased workability in the short irons with added stability and control in the long irons.

      845 evo v-31

      The 845 v-31 traditional blade profile irons are cast from stainless steel. The profile remains the same as the forged v-25 irons, however, more perimeter weighting is featured in the v-31 because of a lower center step in the cavity. The cavity pushes weight to perimeter pads in order to provide more stability (higher overall constant moment of inertia). The v-31 irons feature progressive offset because it is believed that more offset in the long irons promotes a higher ball trajectory. Reduced offset in the short irons provides a traditional appearance and improved shot workability. Tommy Armour 845 evo v-31 irons also feature the new True Temper(R) Tri-Gold(TM) shaft technology. Tri-Gold shafts ascend in weight. Lighter-weight long iron shafts are intended to help generate more clubhead speed for increased distance and power. Heavier weighted short iron shafts are intended to provide superior stability, feel and control.

      845s Silver Scot

      During 1999, Armour continued to offer the original 845s Silver Scot. We believe that the clean, traditional and simple shape of the Silver Scot iron is attractive to players. The 845s are cavity balanced, in which the center of gravity is located in the middle of each clubface throughout the set. With both perimeter weighting and progressive offset, the 845s Silver Scot is believed to create increased stability.

      845s Oversize

      The 845s Oversize product line features the original 845s classic shape combined with oversize technology for irons. Oversize technology is designed to offer golfers an enlarged sweetspot and improved clubhead stability on off-center hits. The 845s Oversize maintains the traditional blade shaping and lines inspired by the original 845s Silver Scot. Along with cavity balancing and perimeter weighting, the 845s Oversize irons are designed to help golfers realize increased forgiveness and stability on their golf shots.

      845s Oversize Reduced Offset

      The 845s Oversize Reduced Offset provides all of the features of the 845s Oversize iron, but with less offset. The Reduced Offset iron offers a more traditional appearance in the playing position and improved shot workability for better golfers.

      845s Titanium Face

      To capitalize on the superior benefits of titanium, Armour has developed the 845s Titanium Face Insert irons, an oversized stainless steel clubhead with a titanium face insert. Armour's 845s Titanium Face irons have a complete stainless steel body and a titanium insert in the face. The 845s Titanium is designed to take advantage of the lightweight properties of titanium in the face insert, coupled with the denser stainless steel in the perimeter of the iron so that forgiveness and stability of the club may be increased. Other titanium face insert irons have only a stainless steel frame with a titanium insert. This may create a negative vibration and an imprecise insert fit. In addition, the 845s Titanium Face Insert is only as long as the scorelines of the club, enabling denser stainless steel in the perimeter of the iron intended to provide forgiveness.

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

      845s Junior Set

      To appeal to the growing junior market, Armour offers an 845s Junior Set. Targeted to the 10-14 year old age group, the set features four irons, a putter and a driver. The package includes a nylon carry bag and a fur headcover.

      845s Titanium Face Woods

      To complement the 845s iron sets, Armour offers the 845s Titanium Face Woods. The oversize wood has been designed with a lighter weight titanium face insert to accentuate perimeter weighting and stability. The 845s woods are available in a driver, 3-wood, 5-wood and 7-wood with G Force(R) 3.3 Tour Series graphite shafts.

      845s Women's Titanium Face Woods

      The 845s Women's Titanium Face woods have been designed especially for women, featuring a stainless steel body with a titanium insert for lighter overall weight and increased forgiveness. The progressive offset is designed to increase loft in the shot and is intended to cure slicing tendencies. The unique low-profile design and rail technology positions the center of gravity low, appropriate for playability from any lie or turf conditions. Women's 845s woods are available in driver, 3-wood, 5-wood, 7-wood and 9-wood.

      RAM Products

      RAM manufactures and markets a complete line of high end, quality golf clubs, including irons, wedges and woods. In addition, it markets a line of golf accessories including golf bags, golf gloves, golf towels, headcovers and caps.

      Tour Grind Irons

      The Tour Grind, TG-898's are precision forged in the U.S.A. from carbon steel designed to produce superior feel, feedback and consistency. The clubs feature muscle-back blades, thin top-line, minimal offset and square groove scoring. Tour Grind irons are available in frequency matched Rifle(R) steel shafts by FM Precision Golf to provide consistent feel from club to club. The Golf Pride(R) Tour Velvet buffed grip is standard on all Tour Grind irons.

      FX Oversize Irons

      FX Oversize irons provide 20% more hitting surface than standard size irons. The larger sweetspot, precision-balanced head and full cavity-surround weighting are intended to make these irons extremely forgiving. FX irons come equipped with either steel or graphite TempoWeight (TM) shafts and Lamkin(R) RAM Wrap(TM) buffed grips.

      Accubar Irons

      With a history dating back to 1975, Ram launched a completely redesigned set of Accubar irons in the fall of 1999. The irons feature a Power Bar that has been strategically positioned across the back cavity intended to enhance feel and performance. Accubar irons are offered with AccuFlex(TM) Tour graphite and steel shafts in a wide array of flexes. The Lamkin(R) Perma-Wrap(R) grip provides both better grip and durability on all Accubar irons. The Accubar irons are available only through geographically exclusive retailers.

      Tour Grind Wedges

      RAM's Tour Grind wedges are precision forged in the U.S.A. from 1030 carbon steel. Tour Grind wedges are available in a broad range of lofts (50(Degree) to 64(Degree)) to accommodate different turf conditions and playing styles. Classic profiles and chrome plating ensure that these wedges look as good as they feel. Tour Grind wedges are available in frequency matched Rifle(R) steel shafts by FM Precision Golf. The Golf Pride(R) Tour Velvet(R) buffed grip is standard on all Tour Grind wedges.

      FX Wedges

      The RAM FX Stainless Steel wedges are designed to combine traditional profiles with exceptional performance. FX wedges are available in 50(Degree), 55(Degree), 60(Degree) and 64(Degree) lofts. All FX wedges come standard with the stepless FX Scoring Series steel shaft and RAM X-Grip(R).

      FX Oversize Woods

      The FX Oversize Stainless Steel woods provide 25% more hitting surface than previous generation Stainless Steel woods. The larger sweetspot and forgiveness-enhancing weight distribution are designed to maximize accuracy and distance. FX woods come equipped with graphite TempoWeight (TM) shafts from UST(R) and Lamkin RAM Wrap buffed grips.

      CONCEPT Woods

      The CONCEPT Low Profile woods feature a shallow-face and low center of gravity, which are designed to allow the average golfer to hit higher trajectory, softer landing shots with increased accuracy. The club's four-way cambered sole facilitates play from almost any lie. CONCEPT woods are available in 13(Degree), 15(Degree), 18(Degree) and 23(Degree) lofts. RAM X-Grips and exclusive TempoWeight graphite shafts are standard on all CONCEPT woods.

      Accubar Woods

      The Accubar woods feature a Power Bar sole that accounts for 20% of the clubhead weight. All drivers incorporate a deep face intended to increase forgiveness off the tee. The fairway woods are low profile, which is intended to facilitate playing high-trajectory, soft landing shots off of nearly any lie. Accubar woods are offered with AccuFlex(TM) Tour graphite shafts in a wide array of flexes. The Lamkin Perma-Wrap(R) grip provides both better grip and durability on all Accubar woods. The Accubar woods are available only through geographically exclusive retailers.

      Walter Genuin Shoes

      In August 1998, we acquired the exclusive distribution rights to Walter Genuin Golf Shoes ("Genuin") for the United States and Canada. Genuin manufactures over 95 different men and ladies' models, which are available in a wide range of styles, colors and materials, for both playing golf and casual wear.

      Genuin shoes are all handcrafted in Italy by master shoemakers utilizing some of the finest materials available. In addition to traditional craftsmanship, Genuin also strives to add technological edges. For example, Genuin uses waterproof Gore-Tex(R) lining in certain models of its golf shoes. The retail prices for Genuin shoes range from $290 to $1,830 per pair, and Genuin shoes are typically sold in upscale establishments.

TearDrop Professional Golf Tour

      The TearDrop Tour's mission is to provide aspiring PGA Tour players with an opportunity to prepare their game for the highest levels of competition. The TearDrop Tour conducts approximately 34 golf events over each twelve-month period, primarily in the Southeast and Midwest regions of the United States under the name of The TearDrop Professional Golf Tour. Nearly 1,000 professional golfers are expected to compete on tour during the 2000 season for prize money up to $3.0 million. The TearDrop Tour conducts pro-ams for individual companies, including American Airlines and Robb Report, in conjunction with the professional events. Tournaments are held mid-week, in three-day and four-day formats.

      The TearDrop Tour also serves to introduce TearDrop, Armour, and Ram products to current and future professional golfers. While some TearDrop Tour players graduate to the BUY.COM Tour and PGA Tour, others return to their home course pro-shops as golf professionals where they may have influence over inventory purchases and club members who are considering golf equipment purchases.

      We have once again teamed with The Golf Channel to air our second season of the TearDrop Tour show, a half-hour show dedicated to highlights, players, courses and other interesting stories from The TearDrop Tour. The show is called "TearDrop Tour 2000." The bi-weekly show airs every other Tuesday and six other times throughout the following two weeks. Other media venues for the TearDrop Tour include national television and print, such as CNN, ESPN, HTS, SunShine Network, USA Today and Golfweek Magazine.

Sales and Marketing

      Advertising and Promotion. During 2000, we will continue our marketing efforts with The Golf Channel. We anticipate that our equipment lines, including Tommy Armour, and TearDrop and Zebra putters, will have significant advertising time on The Golf Channel programming. The "TearDrop Putt of the Week," a regular feature during "Golf Central," will continue to air throughout the year. We will also launch a print campaign in golf magazines such as Golf Magazine, Golf Digest, Golf World, Golfweek and Golf Tips. Although we have reduced our print advertising during the early part of 2000, we anticipate that we will continue to devote substantial capital to advertising and marketing during the next year.

      The TearDrop Tour is in its second year of a two-year agreement with The Golf Channel to produce "TearDrop Tour 2000." The 30-minute feature show will air over 300 times per year on The Golf Channel. In addition, The Golf Channel has agreed to air the TearDrop Tour's four major events live or on tape delay.

      In addition, we promote our products through the endorsements by touring professionals, such as Fred Couples, Steve Jones, and Tommy Tolles. For 2000, endorsement agreements will require payment of a minimum of $3.2 million. In addition, we sponsor optional "player pools" to which we have agreed to pay up to $2.1 million in 2000.

      Nationwide Distribution Network. We market our products through our own sales representatives to on-course golf pro shops, off-course specialty golf shops and upscale sporting goods stores. We employ approximately 40 representatives in our domestic sales division who are responsible for all TearDrop Golf Company brands, including Tommy Armour, Ram, TearDrop and Zebra and Walter Genuin shoes.

      We have operations and sales representatives in Canada and we also utilize independent distributors in other countries in which golf is popular. Sales of products to international customers accounted for approximately 13% of our total sales on a combined basis during 1999 as compared to 10% in 1998.

      Our domestic sales division focuses on building and managing strong relationships with key customers, as well as managing the field marketing effort and account merchandizing of our products within the local territory.

      Endorsements. We believe that the endorsement of our products by touring professional golfers is an important feature of our overall marketing effort. A group of touring professionals including Fred Couples, a former Masters Champion, Steve Jones, a former United States Open Champion, Tommy Tolles, Chip Beck, Omar Uresti, Tom Byrum, Joey Sindelar, Jim Gallagher, Paul Goydos and other professionals currently use or endorse our products. The agreements with the professionals who endorse our products generally are for one to three year terms and provide for certain payments by us to the touring professionals in consideration for their using our products. In addition, these agreements generally provide for bonuses to the touring professionals based on the professional's performance in certain tournaments. We have also granted options to purchase shares of Common Stock of TearDrop Golf Company and may grant additional options in lieu of or in addition to such performance bonuses. Certain of these options can be exchanged for $50,000 on December 31, 2000. Our obligation under endorsement agreements in place as of March 15, 2000 provides for the payment of approximately $3.2 million through December 31, 2000. We have also instituted a "Player Pool" program, under which we will provide rewards on a weekly basis to professional players who participate in tournaments using our products. We have agreed to pay up to $2.1 million in connection with this "Player Pool" program in 2000.

      Product Warranties. We support our golf clubs with a lifetime quality guaranty, entitling the purchaser to return the clubs for repair or replacement. We have not experienced a material level of product warranty claims.

Manufacturing and Assembly

      We assemble all of our products at our 95,000 square foot office, manufacturing and warehouse facility in Morton Grove, Illinois. Clubheads are cast, forged or milled by outside suppliers utilizing, in some cases, Company-owned tooling and are inspected on-site by our representatives. Production personnel receive and review incoming components, such as steel shafts, graphite shafts and grips, most of which are supplied according to our own proprietary specifications. All operations, including assembly, painting, stenciling and the application of trade dress, are completed at our Morton Grove facility, which include finishing and warehousing facilities from which finished product is shipped. We perform numerous visual and machine inspections at various points along the assembly process, which are intended to detect any non-conforming clubs or subassemblies.

      We rely on a limited number of suppliers for materials and clubheads. Our putter clubhead manufacturers are located in the United States. Our iron and wood head manufacturers are located in the Far East. While management believes that alternative sources of supply either exist or could be developed, in the event that we should lose our present sources of supply for these materials and components, or experience delays in receiving delivery from such sources, we would sustain at least temporary shortages of materials and components, which could have a material adverse effect on our operating results.

New Club Development

      Our product development effort is directed by individuals consisting of a cross-functional selection of marketing, sales, tour and operations. Input is also obtained from vendors, PGA tour players, and larger key accounts at strategic times to review possible product introductions. The product development approach focuses on developing new designs, new technologies, and new methods of manufacturing. The new product development team strives to achieve the highest consumer values for our products by optimizing performance and providing uniqueness through extensive engineering.

Competition

      We compete primarily in the premium-priced segment of the golf club manufacturing industry. The market for premium-priced golf clubs is highly competitive and a number of established companies compete in this market, many of which have substantially greater financial and other resources than we do. Our competitors are well-known and recognizable names in the marketplace including Callaway, Ping, Taylor Made, Titleist, Cobra, Mizuno, Cleveland and others. Several of these competitors, including Callaway and Fortune Brands, which owns Cobra, Foot-Joy and Titleist, have substantially greater financial and other resources than we do and have substantially greater market share. We also compete with numerous smaller, specialized companies that may compete effectively on a regional basis.

      The golf club industry is generally characterized by rapid and widespread imitation of popular golf club designs pioneered by new or existing companies. Occasionally, new market entrants may develop innovative club designs, which meet with acceptance from golf club purchasers, leading to unanticipated changes in consumer preferences. Many purchasers of premium-priced, game-improvement clubs desire golf clubs that feature the latest technological innovations and cosmetic designs. Their purchasing decisions are often the result of highly subjective preferences, which can be influenced by many factors, including, among others, advertising, media and product endorsement. We face competition on the basis of price, reputation and qualitative distinctions among available products. In addition, there are several manufacturers that do not currently compete with us that could pose significant competition if they were to enter the market of premium-priced high quality clubs.

Regulatory Matters

      The design of new golf clubs is greatly influenced by rules and interpretations of the United States Golf Association ("USGA"). Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new clubs to assure compliance with USGA standards. To the extent that our clubs are ruled ineligible by the USGA standards, professional golfers, including our paid touring professional golfers, will be unable to use the clubs and even non-professional golfers will likely be unwilling to purchase them. We believe that our golf clubs all comply with USGA standards. No assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of our products.

      Our facilities are subject to numerous federal, state and local laws and regulations designed to protect the environment from waste emissions and hazardous substances. We are also subject to the Federal Occupational Safety and Health Act and other laws and regulations affecting the safety and health of employees in the production areas of our facilities. We believe we are in compliance in all material respects with all applicable environmental and occupational safety regulations.

Employees

      At December 31, 1999, we had approximately 240 full-time employees engaged in manufacturing and assembly, sales support and in management and administration.

Proprietary Rights

      We rely on a combination of patents, trademark and trade secret protection to establish and protect the proprietary rights we have in our products. We own a variety of trademarks protecting our rights to the TearDrop, Tommy Armour, Ram and Zebra names and marks. No assurances can be given that any of such proprietary rights will protect us from competitive practices of others.

Risk Factors

      An investment in shares of Common Stock involves a high degree of risk and should not be made by persons who cannot afford the loss of their entire investment. Prospective investors and stockholders, prior to making an investment decision, should consider carefully, in addition to the other information contained in this Report on Form 10-KSB and the documents and filings included in or incorporated by reference into this Report (including the financial statements and notes thereto), the following factors. This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include but are not limited to, those discussed below, as well as those discussed elsewhere in this Report.

      Limited Operating History; History of Losses; Accumulated Deficit. Although the businesses of Tommy Armour and Ram have established names and reputations, we have a relatively short operating history. We commenced operations in August 1992, shipped our first products in 1993 and commenced substantial sales activities in 1994. We only acquired the Armour and Ram businesses at the end of 1997. Although we had net sales of approximately $59.8 million during the year ended December 31, 1999, we had losses of approximately $4.5 million. We have incurred losses in each year of our existence. At December 31, 1999, we had an accumulated deficit of approximately $22.0 million. No assurance can be given that we will not continue to incur losses in the future. See Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Working Capital Shortfalls; Need for Additional Capital. Since our inception, our internally generated cash flow has not been sufficient to finance our operations. We have experienced severe working capital shortfalls in the past, which have restricted our ability to conduct our business. We have been primarily dependent upon bank debt and sales of our equity securities and other financings in order to maintain our operations. In January 2000, we refinanced our long-term debt by obtaining a $28 million credit facility from Congress Financial Corporation ("Congress"), due in January 2002. The $28 million credit facility includes term loans totaling $6.675 million. Our expenditures and commitments for advertising and marketing have been and continue to be substantial and we must continue to incur such costs in order to continue to increase consumer awareness of our products. If our sales do not increase substantially to cover our expenditures, we will be required to limit our advertising expenditures and expansion plans or seek additional financing in order to continue operations. The inability to obtain additional financing when needed would have a material adverse effect on our liquidity, and, as a result, we could be required to significantly reduce or suspend our operations, seek a merger partner or sell some or all of our assets. There can be no assurance that any additional financing will be available to us on acceptable terms, if at all, when required by us. See Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Substantial Indebtedness and Repayment Obligations, Subordination. We have borrowed substantial amounts of money to finance the acquisitions of Tommy Armour and Ram and to fund our continuing operations. We had total liabilities of approximately $31.2 million at December 31, 1999, of which $15.5 million is classified as current. At December 31, 1999, approximately $17.1 million was payable to First Union National Bank, successor by merger to CoreStates Bank, N.A. ("First Union" or the "Bank") pursuant to our revolving line of credit which terminated on November 10, 1999, and was extended until January 2000 when the debt was refinanced with Congress Financial Corporation ("Congress"). Interest expense under our Credit Facility could continue to be substantial in the future. The line of credit with Congress is secured by substantially all of our assets and our facility in Morton Grove, Illinois. The Loan Agreement with Congress also contains provisions that restrict certain of our activities, including the sale of assets and the declaration of dividends. The Loan Agreement also provides for various other restrictive covenants, including the continuing participation of Rudy A. Slucker, the Chairman of the Board of Directors, in his current management position. See Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Dependence on Key Personnel; Limited Industry Experience. We believe our success will depend to a significant extent on the efforts and abilities of certain of our senior management, particularly those of our President, Chief Executive Officer and Chairman of the Board, Rudy A. Slucker. We maintain "key person" life insurance in the amount of $1,000,000 on the life of Mr. Slucker, under which TearDrop Golf Company is the sole beneficiary. Although we have entered into an employment agreement with Mr. Slucker, which expires on June 24, 2002, the loss of Mr. Slucker or other key management, marketing or technical employees could have a material adverse effect on our operating results and financial condition. Management has only a limited history in the golf club industry. There is strong competition for qualified personnel in the golf club industry, and the loss of key personnel or an inability on our part to attract, retain and motivate key personnel could adversely affect our business, operating results and financial condition. There can be no assurance that we will be able to retain our existing key personnel or attract additional qualified personnel.

      Dependence upon Endorsements. As an integral part of our marketing strategy, we seek to obtain endorsements of our clubs from touring professionals. Typically, our agreements with our endorsing professionals provide for the use of the professionals' names in connection with the marketing of our clubs and the use of the clubs by such professionals in tournament play. The effect of a particular professional's endorsement on the successful marketing of our clubs, and the heightening of awareness of our brand name, is directly related to the success of such professional in tournament play. However, the amount of remuneration required to be paid or provided by us under a typical endorsement agreement is not substantially dependent on the tournament success of such professional. Accordingly, if our endorsing professionals do not have substantial tour victories, we will likely receive less exposure, yet would still be required to pay endorsement fees. We have entered into endorsement agreements with over 20 touring professionals that generally are for one to three year terms and provide for certain payments by us to the touring professionals in consideration for their using our equipment and bonuses based on tournament performance. Our obligation under endorsement agreements in place at March 15, 2000 provides for the payment of a minimum of approximately $3.2 million and up to an additional $2.1 million through December 31, 2000. In order to succeed with our marketing strategy, we intend to continue to enter into endorsement agreements with additional professional golfers. An inability to maintain our relationships with our existing endorsing professionals, to enter into endorsement agreements with additional professional golfers, or the failure of our endorsing professionals to achieve tournament success, would diminish the effectiveness of our marketing strategy and may result in declining sales.

      Risks Associated with Management of Growth, Implementation of Growth Strategy and Potential Inability To Successfully Integrate Acquisitions. The successful implementation of our expansion strategy will be dependent on, among other things, consumer acceptance of our new lines of golf products; the reduction of our costs; our ability to develop and introduce new products to consumers and the marketplace; our ability to enter into endorsement agreements with successful professional golfers; our ability to identify potential acquisition prospects; the establishment of additional distribution arrangements; the hiring and retaining of additional marketing, creative and other personnel; and the successful management of such growth (including monitoring operations, controlling costs and maintaining effective quality, inventory and service controls). As we continue to grow, there will be additional demands on our financial, technical and administrative resources. The failure to maintain and improve such resources or the occurrence of unexpected difficulties relating to our expansion strategy could have a material adverse effect on our business, prospects, results of operations or financial condition. There can be no assurance that we will be able to implement successfully our business strategy or otherwise expand our operations. The complete integration and consolidation into TearDrop Golf Company of the product lines acquired upon future corporate acquisitions and new product licensing arrangements will require substantial management, financial and other resources, and could pose significant pressure on our financial condition and operating results. There can be no assurance that our resources will be sufficient to accomplish such integration, or that we will not experience difficulties with customers, personnel or others. In addition, although we believe that our acquisition and licensing arrangements will enhance our competitive position and business prospects, there can be no assurance that such benefits will be realized or that the combination of other companies with us will be successful. Although we regularly evaluate possible acquisition opportunities, we are not a party to any agreements, commitments, arrangements or understanding with respect to any such acquisition and there can be no assurance that any such acquisitions will be effected.

      Dependence on Major Customers. Sales to our five largest customers represented approximately 35% of our sales in fiscal 1999. Sales to our top customer, Sam's Clubs, accounted for approximately 22% of our sales in fiscal 1999. We expect that sales to Sam's Club will decline during 2000, although we anticipate that sales to our top five customers will continue to account for a significant percentage of our sales. We have no long-term commitments or contracts with any of our customers. The loss or decreased sales from one or more of these customers would have a material adverse effect on our business, prospects, results of operations and financial condition. Furthermore, the inability of any of our customers to satisfy any of their obligations to us at any time or on a timely basis could have a material adverse effect on our business, prospects, results of operations or financial condition.

      Dependence on Limited Number of Component Suppliers. We assemble all of our clubs at our Morton Grove, Illinois facility. We do not manufacture the components required to assemble our golf clubs. We rely on a limited number of suppliers for club heads, shafts and grips. We do not have written supply agreements with any of our current suppliers. Therefore, our success will be dependent on maintaining our relationships with existing suppliers and developing relationships with new suppliers. Any significant delay or disruption in the supply of components from our suppliers or any diminution of quality resulting from such supplier's insufficient controls or inadequate component testing, would have a material adverse effect on our business, operating results and financial condition. Further, given the highly seasonal nature of the golf equipment industry, such adverse effect would be exacerbated should any supply delay or quality problem occur immediately prior to or during any six-month period ending June 30 (the period during which sales of golf equipment generally are expected to be the highest). See Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Consumer Preferences and Industry Trends. The golf industry is characterized by the frequent introduction of new products and services, and is subject to changing consumer preferences and industry trends, which may adversely affect our ability to plan for future design, development and marketing of our products and services. Our success will depend on our ability to anticipate and respond to these and other factors affecting the industry. Moreover, if a downturn occurs in the economy, the leisure industry, including the golf industry, may be particularly vulnerable. There can be no assurance that we will be able to anticipate and respond quickly and effectively to changing consumer preferences and industry trends or that competitors will not develop and commercialize new products that render our products and services obsolete or less marketable.

      International Sales; Reliance on Limited Number of Foreign Distributors. During the year ended December 31, 1999 sales to international customers accounted for approximately 13% of our net sales. We have a sales office in Canada from which sales in that country are conducted. We also engage foreign distributors to market and sell our products in other countries. Although we work closely with our foreign distributors, we cannot directly control such distributors' sales and marketing activities and, accordingly, cannot manage our product sales in these foreign markets in which such distributors operate. Our foreign distributors may also distribute, either on behalf of themselves or other golf club manufacturers, other product lines, including product lines that may be competitive with ours. There can be no assurance that these distributors will effectively manage the sale of our products worldwide or that their marketing efforts will prove effective. Additionally, our international sales may be disrupted or adversely affected by events beyond our control, including currency fluctuations and political or regulatory changes.

      New Products; USGA Regulation. We believe that the introduction of innovative technologies and club designs will be crucial to our future success. New models and basic design changes are frequently introduced into the golf club market but are often met with consumer rejection. Although we have achieved certain successes in the introduction of our golf putters and irons, no assurance can be given that we will be able to continue to design and manufacture golf clubs that meet with market acceptance. In addition, prior successful designs may be rendered obsolete within a relatively short period of time as new products are introduced into the market. There can be no assurance that we will be able to continue to design innovative products that can achieve market acceptance.

      The design of new golf clubs is also greatly influenced by rules and interpretations of the USGA. Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, it has become critical for designers of new clubs to assure compliance with USGA standards. To the extent that our clubs are ruled ineligible under USGA standards, even non-professional golfers will likely be unwilling to purchase them. No assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be revised in ways that adversely affect the sales of our products.

      Seasonal Business; Quarterly Fluctuations. Golf is primarily a warm weather sport. The purchasing decisions of most customers are typically made in the fall and a vast majority of sales are expected to occur during the first six months of the year. In addition, quarterly results may vary from year to year due to the timing of new product introductions, orders and sales, advertising expenditures, promotional periods and shipments. Accordingly, comparisons of quarterly information of our results of operations may not be indicative of our overall annual performance. See Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Susceptibility to General Economic Conditions. Sales of golf equipment have historically been dependent on discretionary consumer spending. As a result, our revenues will be subject to fluctuations based upon general economic conditions in the United States and in the foreign countries where we sell our products. If there is a general economic downturn or recession in the United States or in foreign countries in which we market our clubs, general consumer spending on golf equipment could be expected to decline, which would have a material adverse effect on our business, operating results and financial condition.

      Uncertainty of Proprietary Rights; Expense of Intellectual Property Litigation. We rely on a combination of patents, trademarks and trade secret protection to establish and protect the proprietary rights we have in our products. The ability of our competitors to acquire technologies or other proprietary rights equivalent or superior to ours or our inability to enforce our proprietary rights would have a material adverse effect on our operating results and financial condition. There can be no assurance that our competitors will not independently develop or acquire patented or other proprietary technologies that are substantially equivalent or superior to ours. There also can be no assurance that the measures we adopted to protect our proprietary rights will be adequate to do so or that our products do not infringe on third party intellectual property rights, including patents. Intellectual property matters are frequently litigated on allegations that third-party proprietary rights have been infringed. We may have to defend against such lawsuits, which could be expensive and time-consuming.

      Extremely Competitive Industry. The market for high quality, premium-priced golf clubs is highly competitive and includes a number of well-established companies that have more readily recognizable brand names and a larger, more widely known corps of endorsing golf professionals, as well as greater market access and financial resources than we do. Many purchasers of premium clubs desire golf clubs that feature the most recent technology, innovative designs and recognized brand names. Additionally, purchases are often made based upon highly subjective decisions that may be influenced by numerous factors, many of which are out of our control. Golfers' subjective preferences are subject to rapid and unanticipated changes. As a result, we will face substantial competition from existing and new companies that market golf clubs, which are perceived to enhance performance, are visually appealing or appeal to other consumer preferences. In addition, the golf club industry is dominated by a small number of very large corporations such as Callaway, Fortune Brands, which owns Titleist and Cobra, and Taylor Made. These companies have substantial shares of the market and substantially greater financial and other resources than we do. Further, the golf club industry is subject to rapid and widespread imitation of golf club designs, which, notwithstanding the existence of any proprietary rights, could further hamper our ability to compete. We face competition on the basis of price, reputation and qualitative distinctions among available products. There can be no assurance as to the market acceptance of our golf clubs in relation to our competition.

      Control of the Company by Officers and Directors. Our officers and directors beneficially own in excess of approximately 46.8% of the outstanding shares of our Common Stock on a fully diluted basis. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. The concentration of ownership could delay or prevent a change in control of TearDrop Golf Company.

      Potential Delisting from Nasdaq; Potential Limited Trading Market; Possible Volatility of Stock Price; Potential Effects of "Penny Stock" Rules. Although the Common Stock is quoted on the Nasdaq SmallCap Market ("Nasdaq"), in order to continue such quotation, we must satisfy certain maintenance criteria. One of the continued listing requirements provides that we must maintain net tangible assets of not less than $2 million. At December 31, 1999, we had net tangible assets of $2,749,000. If we incur losses during 2000 such that our net tangible assets fall below $2 million, our Common Stock will be subject to delisting from the Nasdaq SmallCap Market. If the failure to meet these maintenance criteria results in our Common Stock no longer being eligible for quotation on Nasdaq, trading, if any, of the Common Stock would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of our Common Stock. In addition, if the Common Stock was to become delisted from trading on Nasdaq and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage them from effecting transactions in the Common Stock, which could severely limit the liquidity of the Common Stock and the ability to sell the Common Stock in the secondary market.

      In the absence of an active trading market, purchasers of the Common Stock may experience substantial difficulty in selling their shares. The trading price of our Common Stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of technological innovations by our competitors, general conditions in the golf club industry and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies and that are often unrelated to operating performance.

      Shares Eligible for Future Sale; Effect of Outstanding Options and Potential Issuances of Bonus Shares. Sales of our Common Stock in the public market could adversely affect the market price of the Common Stock. As of the date hereof, there are outstanding options to purchase an aggregate of 4,387,781 shares of Common Stock at per share exercise prices ranging from $1.38 to $11.81, including 1,500,000 options granted to Rudy A. Slucker, our Chairman and Chief Executive Officer, that are subject to stockholder approval at the 2000 Annual Meeting of Stockholders. We have reserved 1,300,000 shares for issuance under the 1996 Employee Stock Option Plan, have granted options to acquire 1,750,000 shares of Common Stock (and an additional 1,500,000 shares, subject to shareholder approval) to Rudy A. Slucker, our Chairman of the Board and Chief Executive Officer, and have granted options to purchase up to an aggregate of 73,748 shares of Common Stock to touring golf professionals who perform consulting and promotional services for us. Under the promotional agreements with our golf professionals, we may be required to grant additional stock options if the professional satisfies certain conditions such as winning a golf tournament. If our professionals win a large number of tournaments, the number of additional options granted could be substantial. The exercise of such outstanding options would dilute the then-existing stockholders' percentage ownership of our Common Stock, and any sales in the public market of Common Stock underlying such stock options could adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such stock options.

      Bonus Shares and Bonus Payments to the Company's Chairman. Our employment agreement with Rudy A. Slucker, our Chairman and Chief Executive Officer, provides that Mr. Slucker is entitled to receive a bonus equal to 10% of our pre-tax net income starting with the year ending December 31, 1998. The bonus was payable to the extent of 50% of such amount in cash and the remaining 50% in the form of Common Stock of TearDrop Golf Company. The issuance of these additional shares could also have an adverse effect on the liquidity of the Common Stock.

      Potential Adverse Effects of Preferred Stock Issuance. The Board of Directors has the authority, without further stockholder approval, to issue up to 1,000,000 shares of preferred stock, in one or more series, and to fix the number of shares and the rights, preferences and privileges of any such series. The issuance of preferred stock by the Board of Directors could affect the rights of the holders of the Common Stock. For example, such an issuance could result in a class of securities outstanding that would have dividend, liquidation, or other rights superior to those of the Common Stock or could make a takeover of the Company or the removal of management more difficult. The Board of Directors does not currently intend to issue any shares of preferred stock in the foreseeable future.

      No Dividends. We have never declared or paid dividends on our Common Stock and currently do not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors. The Company, Tommy Armour, Ram and Congress are parties to an Agreement whereby the payment of dividends and redemption payment are restricted under certain circumstances including (i) where we have failed to make payments or otherwise failed to comply with covenants in, or an Event of Default has occurred under, the loan agreement (except where such breach, failure or Event of Default is cured by the Company or waived by Congress, (ii) where the Congress accelerates the indebtedness, or (iii) where there occurs an insolvency event.

      Potential Adverse Effects of Convertible Subordinated Debt and Stock Options Issued to Chairman and Chief Executive Officer. We have issued, subject to shareholder approval, a one million dollar convertible subordinated note and granted options to purchase 1,500,000 shares of common stock to our Chairman and Chief Executive Officer, Rudy A. Slucker. The note is convertible into our common stock at the rate of one dollar per share. The options are exercisable at $1.38 per share. Under the rules of the Nasdaq SmallCap Market, the issuance of Common Stock under the Note and the stock option are subject to the approval of our shareholders. To the extent that the fair market value of the common stock on the date of shareholder approval exceeds one dollar, we will be required to recognize a charge against earnings related to the issuance of the convertible subordinated note, equal to the difference between the market price of our common stock on that date and one dollar multiplied by 1,000,000. To the extent the fair market value of the common stock on the date of shareholder approval exceeds $1.38, the exercise price of the option, a charge against our earnings would result, related to the stock option, equal to the difference between the fair market value of the common stock on that date and $1.38 multiplied by 1,500,000.

Item 2. Description of Property.

      We own 95,000 square feet of office, manufacturing and warehouse and distribution space in Morton Grove, Illinois. We conduct our assembly, warehouse and distribution activities from these facilities. We occupy 20,000 square feet of office and warehouse space in Union, NJ, under a five-year lease agreement between the Company and Dolo Realty, which terminates in August 2002. The aggregate minimum rental payments under the lease are approximately $80,000 per year. During the latter part of 1997 and the first quarter of 1998, we conducted our TearDrop putter assembly, warehouse and distribution activities from the Union, New Jersey location as well as our corporate headquarters activities. Upon the acquisition of Tommy Armour in November 1997, we transferred our putter assembly, warehouse and distribution activities to the Morton Grove, Illinois location. As a result, the Union, New Jersey location is used solely for corporate activities. We have subleased a portion of the Union, New Jersey location and continue to maintain our corporate headquarters at that location.

      We also use an outside warehouse for storage of larger, bulk inventory items such as golf bags. The arrangement with the warehouse is month-to-month and the rental and storage charges are directly related to the amount of inventory being stored each month.

Item 3. Legal Proceedings.

      We have been named as a defendant in a lawsuit entitled Express Personnel Service, Inc. v. TearDrop Golf Company, case number CIV 99 1042 L, in the United States District Court of Oklahoma, Western Division, in which the plaintiff is seeking damages of $77,000 for an alleged breach of contract. As of March 15, 2000, both parties are in discussions and the lawsuit has not been settled.

      We have also been named as a defendant in a lawsuit entitled Cybertel Marketing, Inc. v. TearDrop Golf Company in the State Court of Wisconsin. We did not deny that we are obligated to pay $41,312 owed to Cybertel Marketing, Inc. A default judgment was filed and both parties are discussing a mutually agreeable arrangement.

      In March 1999, we received a formal notice demanding arbitration from Pro Golf Promotions, LLC, Cal Rogers and Dara O'Neill in connection with certain disputes between such parties and us relating to our purchase of the TearDrop Professional Golf Tour from such parties. Such parties are seeking certain money damages and the issuance of up to 65,000 shares of Common Stock related to alleged incentive obligations for 1998 and up to 65,000 shares of Common Stock related to such obligations for 1999. We believe that such parties are not entitled to the issuance of such shares or to money damages and we intend to vigorously defend such claim. In addition, we have instituted a counterclaim against the plaintiffs. An arbitration proceeding commenced on January 2000, which is currently underway.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

      Market Information: Since the effective date of our registration statement on December 19, 1996, our Common Stock has been traded on the Nasdaq SmallCap Market under the symbol "TDRP." Our Redeemable Common Stock Purchase Warrants were traded on the Nasdaq SmallCap Market under the symbol "TDRPW" from the effective date of our registration statement on December 19, 1996 to May 1998. In May 1998, we notified all registered holders of our Warrants of our intention to redeem such warrants in June 1998 for $.01.

Each Warrant entitled the holder thereof to purchase one share of our Common Stock at a price of $5.50 per share. Pursuant to that notification, substantially 100% of the Warrants were exercised by the holders and we issued 1,541,700 shares of our Common Stock in exchange for $8.3 million.

      The following table shows the range of closing prices for our Common Stock. These amounts, which have rounded to the nearest eighth, represent quotations between dealers and do not include retail mark-ups, markdowns or commissions, and may not represent actual transactions.

             Common Stock
             Quarter Ended                     High              Low
             --------------                    ----              ----
             March 31, 1998                   $6.875            $5.625
             June 30, 1998                    $14.063           $6.750
             September 30, 1998               $10.063           $4.938
             December 31, 1998                $6.938            $4.125

             March 31, 1999                   $5.625            $4.000
             June 30, 1999                    $4.875            $2.313
             September 30, 1999               $2.750            $1.281
             December 31, 1999                $2.969            $1.375

      Holders: As of March 15, 2000, we believe that there were in excess of 1,800 beneficial holders of our Common Stock.

      Dividends: We have never declared or paid dividends on our Common Stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends by the Company is restricted pursuant to the Loan Agreement with Congress. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

      We design, develop, manufacture and market throughout the world high-quality, premium priced golf clubs based on our proprietary technologies, including (a) our TearDrop line of putters; (b) our Tommy Armour line of irons and woods; (c) our Ram line of irons, woods and wedges; and (d) our Zebra putters. Our product lines are used by golfers throughout the world, including professional golfers on the PGA Tour, the Senior PGA Tour, the Ladies PGA Tour and the BUY.COM Tour. In addition, we operate a professional developmental golf tour for aspiring PGA Tour players and we are the sole United States distributor for Walter Genuin golf shoes.

      We introduced our first product, the TearDrop putter, in 1993 and commenced significant marketing and sales activities in 1994. We completed an initial public offering of our Common Stock in December 1996.

      In the fourth quarter of 1997, we completed three acquisitions. In October 1997, we acquired the assets of Pro Golf Promotions, LLC, a professional developmental tour for aspiring PGA Tour players, which we immediately renamed "The TearDrop Professional Golf Tour." In November 1997, we acquired substantially all of the assets of the Tommy Armour Golf Company ("Armour"). In December 1997, we acquired certain assets and assumed certain liabilities of the Ram Golf Corporation ("Ram").

      Neither Armour nor Ram was profitable in 1997 and both businesses had substantial declines in sales from 1996 to 1997. Armour incurred losses of $19.1 million on sales of $32.0 million for the fiscal year ended September 30, 1997 and Ram incurred losses of $4.1 million on sales of $14.0 million for year ended December 31, 1997. We have incurred losses in each year of our existence.

      Since the acquisitions were completed, we have devoted substantial efforts to reduce costs, eliminate unprofitable product lines and focus on developing and marketing high quality products. However, no assurance can be given that we will be able to operate the combined enterprises successfully or reverse the history of losses that each of TearDrop, Ram and Armour has incurred in the past.

      We believe that an important element for increasing awareness and demand for our golf clubs is the building of a corps of touring professional golfers that will endorse, use and win with our clubs. Accordingly, as an integral part of our marketing strategy, we are continually seeking to obtain professional endorsements of our clubs. We have entered into endorsement agreements, of up to three years, with professional players principally on the PGA Tour, which provide for base payments in consideration of the use of the professionals' names in connection with the marketing of our clubs and the use of the clubs by such professionals in tournament play. In addition, bonus payments that could be substantial may be made based upon tournament performance, standings on the official money list, and being named to the Ryder Cup or President Cub teams. We have granted stock options to certain of endorsing professionals and we intend to continue to do so in the future. The effect of a particular professional's endorsement on the successful marketing of our clubs, and the heightening of awareness of our name, may be directly related to the success of such professional in tournament play. We will be required to compensate a professional whether or not he or she is successful. For 2000, we have entered into endorsement agreements which will require the payment of a minimum of approximately $3.2 million and up to an additional $2.1 millioin should each of the professionals use and endorse our products as provided in the agreements. In addition, we anticipate that we will devote substantial capital to advertising and marketing during the next year.

      We have made substantial expenditures and commitments for advertising and marketing and must continue to incur such costs in order to continue to increase consumer awareness of our products. During 2000, we will incur substantial expenses for print advertising and for our program with The Golf Channel, among other things. No assurance can be given that the expansive advertising and marketing will result in increased sales.

      We have incurred substantial indebtedness in financing the acquisition of Armour and Ram and in financing our expansion and operations. As of December 31, 1999, we had $31.2 million in liabilities, approximately $17.1 million of which was payable to First Union National Bank ("First Union"). The credit facility with First Union terminated on November 10, 1999. Since we were in the process of negotiating alternative financing, we operated under a forbearance agreement from First Union. We signed a new credit agreement with Congress on January 27, 2000. Under the new credit agreement, we were extended credit of $28 million, of which $6.675 million is represented by term loans.

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

      We do not manufacture the components required to assemble our golf clubs, as we rely instead on a number of component suppliers, both domestic and foreign. Our success in assembling our products will be dependent, in part, on maintaining our relationships with these existing suppliers and developing relationships with new suppliers.

      We believe that there are readily available alternative sources for each of the components comprising our clubs, although there can be no assurance of this. Any significant delay or disruption in the supply of components from our suppliers or any quality problems with the supplier's components would delay the delivery of finished products and adversely affect current sales. These circumstances could also adversely affect future sales potential if customers lose faith in our ability to deliver a high-quality product on a timely basis. Further, given the highly seasonal nature of the golf equipment industry, such adverse effect would be exacerbated should any such supply delay or quality problem occur immediately prior to or during the six-month period ending June 30 (the period during which sales of golf equipment have historically been the highest).

Results of Operations

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Sales for 1999 were $59,769,000 compared to sales for 1998 of $60,715,000, a decrease of $946,000 or 1.6%. Included in 1998 are sales of $13,000,000 of discontinued products. Therefore, sales of continuing product lines actually increased $12,054,000 or 25.3% in 1999 from 1998. We attribute this increase to an increase in advertising and marketing of the TearDrop, Armour and Ram lines, all of which had increases in continuing product lines in 1999 over 1998.

      Gross profit on sales in 1999 was $26,904,000 or 45.0% of sales, compared to $24,287,000 or 40.0% of sales in 1998. The sales of discontinued product lines in 1998 were made at lower than normal gross profit levels, which had the effect of decreasing our overall gross profit percentage in 1998.

      Selling, general and administrative expenses in 1999 were $29,837,000 or 49.9% of sales compared to $28,836,000 or 47.5% of sales in 1998. The increase in selling, general and administrative expenses from 1998 to 1999 is due principally to increased advertising and an increase in the number of endorsement contracts signed with touring PGA professional golfers.

      Interest expense, net of interest and other income, amounted to $1,805,000 in 1999 compared to $1,595,000 in 1998. Debt levels and interest rates in 1999 were higher than in 1998, leading to an increase in interest expense of $210,000, but were offset by other income from royalties and licensing of approximately $267,000.

      As a result of all of the above, loss before and after taxes in 1999 decreased to $4,471,000 from a loss in 1998 of $6,144,000.

Liquidity and Capital Resources

      At December 31, 1999, we had working capital of approximately $7.8 million. At December 31, 1998, we had a working capital deficiency of approximately $4.4 million, primarily as a result of the classification of our $20.9 million credit facility with First Union National Bank ("First Union") as a current liability since it was repayable in November 1999. In January 2000, we completed a new revolving loan and credit agreement with Congress Financial Corporation ("Congress") for $28 million, which included term loans of $6.675 million. This new revolving loan replaced and repaid the outstanding amounts due to First Union. The Congress facility bears interest at First Union's prime lending rate plus 1% as to the revolving portion and $2.175 million portion of the term loans, and First Union's prime lending rate plus 1.5% as to $4.5 million portion of the term loan. The revolving portion has a two-year term, the $2.175 million term is due in 60 equal monthly installments of $36,250 commencing February 2000, and the $4.5 million term is due in equal quarterly installments of $500,000 commencing August 2000 with the balance payable at the termination of the revolving loan. The loans are secured by substantially all of our assets. In addition, our Chairman and Chief Executive Officer has agreed to personally guaranty a portion of the term loan.

      Our expenditures and commitments for advertising and marketing have been and continue to be substantial and we believe that we must continue to incur such costs in order to continue to increase consumer awareness of our products. If our sales do not increase substantially to cover our expenditures, we will be required to limit our advertising expenditures and expansion plans or seek additional financing in order to continue operations. The inability to obtain additional financing when needed would have a material adverse effect on our liquidity, and, as a result, we could be required to significantly reduce or suspend our operations, seek a merger partner or sell some or all of our assets. There can be no assurance that any additional financing will be available to us on acceptable terms, if at all, when we require it.

      On March 10, 1999, Rudy Slucker, our President and Chief Executive Officer, loaned us $500,000. On January 20, 2000, he increased the loan to $1 million, repayable on demand once we achieve certain debt levels under the Congress facility. The loan bears interest at First Union's prime lending rate plus 1%, and it is convertible into our common stock at the rate of $1 per share. Additionally, we granted Mr. Slucker options to purchase 1,500,000 shares of our common stock. The options are exercisable at $1.38 per share. Under the rules of the Nasdaq SmallCap Market, the issuance of Common Stock under the Note and the stock option are subject to the approval of our shareholders. To the extent that the market price of the Common Stock on the date of shareholder approval exceeds $1, we will be required to recognize a charge against earnings related to the convertible subordinated note, equal to the difference between the fair market value of our Common Stock on that date and $1 multiplied by 1,000,000. To the extent the fair market value of the Common Stock on the date of shareholder approval exceeds $1.38, the exercise price of the option, a charge against our earnings would result, related to the stock option, equal to the difference between the fair market value of the Common Stock on that date and $1.38 multiplied by 1,500,000.

      Our credit terms range from 30 days to 90 days, depending on the type of account. Cash needs are highest in the first quarter of the year, as inventories are being purchased and, while product is being shipped to customers, the cash receipts from those sales may not be received for a period of up to 90 days. In addition, a significant financial commitment is made for advertising during the first quarter of the year.

      We have entered into endorsement agreements with golf professionals, which will require the payment of a minimum of approximately $3.2 million and up to an additional $2.1 million in 2000.

      We do not have any significant capital expansion plans at the present time and any capital expenditures will be financed from internally generated funds. There can be no assurance, however, that the current line of credit is sufficient to allow us to meet our needs, particularly if sales do not increase or if we encounter operational difficulties.

      Our statements of cash flows for the years ended December 31, 1999 and 1998 are summarized below:

                                                         1999            1998

Net cash provided (used) by operating activities    $  3,770,000   $ (8,115,000)
Net cash (used) in investing activities                 (481,000)      (190,000)
Net cash provided (used) by financing activities      (3,331,000)     8,625,000

      In connection with the acquisition of assets of Armour, we issued 100,000 shares of Series A Preferred Stock. On June 24, 1998, 70,000 shares of the Series A Preferred Stock were converted by the holder thereof into 933,333 shares of Common Stock. Simultaneously with such conversion, we redeemed the remaining 30,000 outstanding shares of Series A Preferred Stock for $3,000,000.

      At December 31, 1999, we had patents and trademarks and goodwill, primarily related to the acquisition of the assets of Armour and Ram of approximately $6,302,000 and $ 525,000, respectively. During 1999 and 1998, we recognized amortization expense of approximately $532,000 and $513,000, respectively. We will continue to amortize patents and trademarks and goodwill.

      In September 1999, we issued to our 401(k) plan for the benefit of certain employees who participated in such plan, 80,575 shares of Common Stock, in satisfaction of a prior repurchase obligation.

Year 2000 Statement

      We believe that our year 2000 remediation was timely completed and that our systems are completely Y2K compatible. We are currently unaware of any events, trends, or conditions regarding this issue that may have a material effect on our results of operations, financial condition or liquidity.

Seasonality

      The purchasing decisions of most of our customers are typically made in the autumn and a vast majority of sales are expected to occur during the first six months of the year. In addition, our quarterly results may vary from year to year due to the timing of new product introductions, orders and sales, advertising expenditures, promotional periods and shipments. Accordingly, comparisons of quarterly information of our results of operations may not be indicative of our overall annual performance.

Forward Looking Statements

      When used in this and in future filings by us with the Securities and Exchange Commission ("the Commission"), in our press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to us) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We have made such forward looking statements in, among other places, the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of our business and operations are described in "Risk Factors" herein. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 7. Financial Statements.

      The Financial Statements required by this item appear under the caption "Index to Financial Statements" and are included elsewhere herein commencing on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure and Control Persons; Compliance.

      Effective February 27, 1998 (the "Effective Date of Dismissal"), Rothstein, Kass & Company, P.C. ("Rothstein Kass") ceased serving as our accountants. The report of Rothstein Kass on our financial statements as of December 31, 1995 was initially qualified as to uncertainty regarding our ability to continue as a going concern. In reissuing such report in connection with the December 31, 1996 audit, the qualification was removed and the report contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was ratified by the Audit Committee of the Company's Board of Directors. During the two most recent fiscal years prior to the Effective Date of Dismissal and all subsequent interim periods preceding the date hereof, there were no disagreements between us and Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rothstein Kass, would have caused Rothstein Kass to make reference to the subject matter of disagreement in connection with Rothstein Kass's reports.

      Effective February 27, 1998 (the "Effective Date of Engagement"), we engaged Ernst & Young LLP ("E&Y") as our principal accountants. During the two most recent fiscal years prior to the Effective Date of Engagement and all subsequent interim periods preceding the date hereof, we have not consulted E&Y regarding any matters or events as set forth in Item 304(a)(2) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      Incorporated by reference to our Proxy Statement for Annual Meeting to Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 10. Executive Compensation.

Director Compensation

      Incorporated by reference to our Proxy Statement for Annual Meeting to Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Executive Compensation

      Incorporated by reference to our Proxy Statement for Annual Meeting to Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Incorporated by reference to our Proxy Statement for Annual Meeting to Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 12. Certain Relationships and Related Transactions.

      Incorporated by reference to our Proxy Statement for Annual Meeting to Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 13. Exhibits, List and Reports on Form 8-K.

   (a)                   Exhibits.

Exhibit No.              Description
----------               -----------
3.1++                    Certificate of Incorporation
3.2++                    Certificate of Merger
3.3++                    Agreement and Plan of Merger dated October 21, 1996
                         between the Company and TearDrop Putter Corporation, a
                         South Carolina Corporation
3.4++                    By-Laws

3.6                      Certificate of Ownership and Merger of TearDrop
                         Promotions, Inc., Tommy Armour Golf Company and Ram
                         Golf Corporation into the Company dated October 8,
                         1999.
4.2++                    Specimen Stock Certificate
10.1++                   Employment Agreement with Rudy A. Slucker
10.2++                   Employment Agreement with John Zeravica
10.3+                    1996 Employee Stock Option Plan, as amended
10.4++                   Form of Stock Option Agreement
10.23++                  Form of Lock-up Agreement
10.24*                   Property Lease dated August 10, 1997 between the
                         Company and Dolo Realty Co.
10.40                    Loan and Security Agreement, dated January 20, 2000, by
                         and between Congress Financial Corporation (Central)
                         and the Company
10.41                    Subordination Agreement, dated as of January 20, 2000,
                         by and between Rudy A. Slucker and Congress Financial
                         Corporation (Central)
10.42+                   Amended and Restated Subordinated Convertible Demand
                         Note, dated as of January 20, 2000 to Rudy A. Slucker.
10.43+                   Stock Option Agreement, dated as of December 31, 1999,
                         between the Company and Rudy A. Slucker.
10.44                    Employment Agreement, effective January 27, 2000, by
                         and between the Company and Andrew M. Kairey.
16**                     Letter from Rothstein, Kass & Company, P.C. to the
                         Commission dated March 2, 1998
21                       Subsidiaries
23                       Consent of Ernst & Young LLP
27                       Financial Data Schedule

------------
      ++ Previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No.333-14647) and incorporated herein by reference.

      * Previously filed with the Securities and Exchange Commission as an Exhibit to Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 (File No. 333-14647) and incorporated herein by reference.

      + Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Preliminary Proxy Statement for the Annual Meeting of Stockholders filed on March 17, 2000 and incorporated herein by reference.

      ** Previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on March 4, 1998 and incorporated herein by reference.

      (b) During the last quarter of the period covered by this report and up to March 30, 2000, we did not file any Current Reports on Form 8-K.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
TearDrop Golf Company

We have audited the accompanying consolidated balance sheet of TearDrop Golf Company as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TearDrop Golf Company at December 31, 1999 and the consolidated results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States.

                                                       Ernst & Young LLP

Chicago, Illinois
March 17, 2000

                              TearDrop Golf Company
                           Consolidated Balance Sheet
                                December 31, 1999
       (All dollar amounts, except share and per share amounts, in $000's)

                                                    ASSETS
CURRENT ASSETS:
   Cash                                                                                                 $    481
   Accounts receivable less allowance for returns and
       doubtful accounts of $1,793                                                                        11,932
   Inventories                                                                                            10,778
   Other current assets                                                                                      148
                                                                                                        --------
       Total current assets                                                                                                 $ 23,339
PROPERTY AND EQUIPMENT, less accumulated
     depreciation                                                                                                              4,334
PATENTS  and TRADEMARKS, less accumulated amortization                                                                         6,302
GOODWILL, less accumulated amortization                                                                                          525
                                                                                                                            --------

                                                                                                                            $ 34,500
                                                                                                                            ========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                                     $ 11,064
   Accrued liabilities                                                                                     2,594
   Note payable - shareholder                                                                                500
   Current portion of long term debt                                                                       1,363
                                                                                                        --------
       Total current liabilities                                                                                            $ 15,521

LONG TERM DEBT                                                                                                                15,705

PREFERRED STOCK
  $.01 par value, authorized 1,000,000 shares, issued
   and outstanding none
STOCKHOLDERS' EQUITY:
   Preferred stock $.01 par value, authorized 1,000,000 shares,
      issued and outstanding none                                                                             --
   Common stock, $.01 par value, authorized
      10,000,000 shares, issued and outstanding 5,262,565 shares                                              53
   Capital in excess of par value                                                                         25,346
   Accumulated other comprehensive loss                                                                      (79)
   Accumulated deficit                                                                                   (22,046)
                                                                                                        --------
       Total stockholders' equity                                                                                              3,274
                                                                                                                            --------
                                                                                                                            $ 34,500
                                                                                                                            ========

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1999 and 1998
       (All dollar amounts, except share and per share amounts, in $000's)

                                                       Years Ended December 31
                                                     --------------------------
                                                         1999          1998
                                                     -----------    -----------

Net sales                                            $    59,769    $    60,715

Cost of sales                                             32,865         36,428
                                                     -----------    -----------

Gross profit                                              26,904         24,287

Selling, general and
   administrative expenses                                29,837         28,836

Other income                                                 267             --
                                                     -----------    -----------

Loss from operations                                      (2,666)        (4,549)

Interest (expense) income, net                            (1,805)        (1,595)
                                                     -----------    -----------

Loss before income taxes                                  (4,471)        (6,144)

Income tax (expense)                                          --             --
                                                     -----------    -----------

Net loss                                             $    (4,471)   $    (6,144)
                                                     ===========    ===========

Preferred dividends                                           --            137
                                                     -----------    -----------

Loss attributable to common shareholders             $    (4,471)   $    (6,281)
                                                     ===========    ===========

Net loss per common share - basic and diluted        $     (0.86)   $     (1.58)
                                                     ===========    ===========

Weighted average number of
   common shares outstanding - basic and diluted       5,205,449      3,982,382
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
          Consolidated Statements of Stockholders' Equity (Deficiency)
                 For the Years Ended December 31, 1999 and 1998
       (All dollar amounts, except share and per share amounts in $000's)

                                                                                              Accumulated
                                                           Common Stock           Capital in     Other
                                                    ---------------------------   Excess of   Comprehensive Accumulated
                                                       Shares         Amount      Par Value       Loss        Deficit        Total
                                                    --------------------------------------------------------------------------------

Balance January 1, 1998                              2,654,857       $    27       $ 9,634         ($25)     ($11,431)      ($1,795)

Comprehensive loss:
   Net loss                                                                                                    (6,144)       (6,144)
   Currency translation adjustment                                                                 (204)                       (204)
Comprehensive loss                                                                                                           (6,348)

Conversion of preferred stock to
    common stock                                       933,333             9         6,991                                    7,000
Exercise of common stock options                        50,000             1           199                                      200
Redemption of common stock warrants                  1,541,700            15         8,299                                    8,314
Options issued to non-employees                                                        200                                      200
Preferred dividends paid                                                              (137)                                    (137)
                                                     ---------       -------       -------         ----      --------       -------

Balance December 31, 1998                            5,179,890            52        25,186         (229)      (17,575)        7,434

Comprehensive loss:
   Net loss                                                                                                    (4,471)       (4,471)
   Currency translation adjustment                                                                  150                         150
                                                                                                                             ------
Comprehensive loss                                                                                                           (4,321)
                                                                                                                             ------

Exercise of common stock options                         2,000                          10                                       10
Redemption of common stock warrants                        100                           1                                        1
Issuance of common stock to employee
   401(k) plan                                          80,575             1           149                                      150
                                                     ---------       -------       -------         ----      --------       -------
Balance December 31, 1999                            5,262,565       $    53       $25,346         ($79)     ($22,046)      $ 3,274
                                                     =========       =======       =======         ====      ========       =======

          See accompanying notes to consolidated financial statements.

                              TearDrop Golf Company
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1999 and 1998
        (All Dollar amounts, except share and per share amounts, $000's)

                                                                                   Years
                                                                              Ended December 31
                                                                              ------------------
                                                                                1999      1998
                                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(4,471)   $(6,144)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                               1,192      1,116
    Provision for doubtful accounts                                               411        801
    Common stock and options issued for services                                   --        200
 Changes in operating assets and liabilities:
    (Increase) in accounts receivable                                          (2,229)    (3,568)
    (Increase) decrease in inventories                                          8,248        (20)
    (Increase) decrease in other current assets                                   214       (330)
     Increase  (decrease) in accounts payable and other current liabilities       405       (170)
                                                                              -------    -------
NET CASH PROVIDED BY  (USED IN) OPERATING ACTIVITIES                            3,770     (8,115)
                                                                              -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in patents and trademarks                                           (216)        --
  Purchases of property and equipment                                            (265)      (190)
                                                                              -------    -------
NET CASH USED IN INVESTING ACTIVITIES                                            (481)      (190)
                                                                              -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings under financing agreements                      (3,842)     3,648
   Proceeds from stockholder's note                                               500         --
   Repayment of stockholder's notes                                                --       (400)
   Proceeds from exercise of common stock options                                  10        200
   Proceeds from redemption of common stock warrants                                1      8,314
   Redemption of preferred stock                                                   --     (3,000)
   Preferred dividends                                                             --       (137)
                                                                              -------    -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (3,331)     8,625
                                                                              -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           150       (204)
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         108        116
CASH AND CASH EQUIVALENTS:
   Beginning of year                                                              373        257
                                                                              -------    -------
   End of year                                                                $   481    $   373
                                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                             Tear Drop Golf Company

                   Notes to Consolidated Financial Statements

       (All dollar amounts, except share and per share amounts, in $000's)

1. Organization and Nature of Operations

      The TearDrop Golf Company ("TearDrop" and/or the "Company") was incorporated under the laws of Delaware in September 1996. Our common stock is traded on the Nasdaq SmallCap Market under the symbol TDRP.

      TearDrop and our subsidiaries manufacture and market golf clubs, including putters, irons, drivers and wedges throughout the world, distribute high quality golf shoes in the United States, and operate a professional golf tour in the United States.

2. Summary of Significant Accounting Policies

      Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis. In January 2000, we successfully completed the refinancing of our debt (See Note 5 - Long Term Debt) and in connection therewith appropriately classified a significant portion of our December 31, 1999 outstanding debt balance as long term. Therefore as of December 31, 1999, we had working capital of $7,818.

      Basis of Consolidation - The consolidated balance sheet contains the accounts of TearDrop Golf Company and our wholly owned subsidiaries. The related statements of operations and cash flow contain the operations of TearDrop and our wholly owned subsidiaries for each period. All significant inter-company accounts have been eliminated in consolidation.

      Inventories - Inventories are stated at the lower of cost, on a first-in, first-out method, or market.

      Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. We provide for depreciation and amortization for operations acquired after 1996 principally using the straight-line method. We use the double declining balance method for assets acquired prior to 1997. There is no significant difference between the two methods for either 1998 or 1999. Estimated useful lives, for each method, are as follows:

        Asset                                        Estimated Useful Lives
        Building and improvements                        10 to 40 years
        Machinery and equipment                           5 to 10 years
        Office furniture and equipment                       5 years

      Patents and Trademarks - Patents and trademarks are stated at the cost associated with obtaining patents and trademarks within and outside the United States. Patents and trademarks acquired in acquisitions were valued on the basis of independent appraisals of the fair market values of such assets at the time of acquisition. All patents and trademarks are amortized on a straight-line basis over 15 years.

      Goodwill - Goodwill relates to the excess of fair value over the cost of net assets acquired and is amortized on a straight-line basis over 15 years. During the years ended December 31, 1999 and 1998, amortization expense of patents and trademarks and goodwill was $532 and $513, respectively.

      Impairment of Long-Lived Assets - We periodically assess the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount exceeds its fair value.

      Revenue Recognition - We recognize revenue from sales of product when title to the product has passed, which is generally the date product is shipped.

      Advertising Costs - We expense production costs of advertising and promotions on the first date the advertisements take place. Advertising costs included in selling, general and administrative expenses for the years ended December 31, 1999 and 1998 were approximately $9,317 and $7,523, respectively.

      Research and Development Expense - We expense research and development costs as incurred. Research and development expenses included in selling, general and administrative expenses for the years ended December 31, 1999 and 1998 were approximately $612 and $572, respectively.

      Foreign Currency Translation - The functional currency for our foreign subsidiary is the applicable local currency. Assets and liabilities of our foreign subsidiary and operations are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period.

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

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Management believes that our estimates are reasonable and proper; however actual results could differ from those estimates.

      Net Income or Loss Per Common Share - Net loss per common share is computed based on net loss applicable to common shareholders, divided by the weighted average number of common shares outstanding in each period. Due to the operating loss in each period presented, the effect of all outstanding options and warrants is antidilutive. Therefore, they have been excluded from our computation of net loss per share.

      Stock Options - We account for stock options in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and includes proforma information in Note 7, as permitted the Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation". Accordingly, there is no compensation expense to us when stock options are granted to employees at prices equal to the fair market value at the date of grant. Proceeds from exercises of stock options and the associated income tax benefits are credited to stockholders' equity when received. Stock options granted to professional golfers result in compensation expense equal to the fair value of the options on the date of grant using an option-pricing model in accordance with SFAS No. 123.

3. Inventories

      Inventories at December 31, 1999 consist of the following:

           Raw materials                         $5,401
           Finished goods                         5,377
                                                -------
                                                $10,778

4. Property and Equipment

      Property and equipment at December 31, 1999 consist of the following:

           Land                                                $1,730
           Building and improvements                            1,389
           Machinery and equipment                              1,805
           Office furniture and equipment                         856
                                                               ------
                                                                5,780
           Less accumulated depreciation and amortization       1,446
                                                               ------
                                                               $4,334

5. Long Term Debt

      At December 31, 1999, there was $17,068 outstanding under a line of credit we obtained from First Union National Bank, successor by merger to CoreStates Bank, N.A. (the "Bank"). The line of credit was initially $18,000, later increased to $25,000, increased to $30,000 from March 1999 through June 30, 1999, reduced to $25,000 through October 1999 and reduced to $20,000 through maturity. The maturity date of the line of credit was November 10, 1999, which was extended in several steps to January 21, 2000. Interest on the outstanding principal amount was payable, at our option, at either the Bank's prime lending rate less 0.5% or LIBOR plus 2%. The Bank increased this interest rate on October 10, 1999 to the Bank's prime lending rate plus 1%. We were in violation of certain financial covenants of the line of credit throughout 1999 for which the Bank issued waivers. The Bank also agreed to a forbearance agreement from October 10, 1999 to January 21, 2000.

      On January 21, 2000, we completed a new revolving loan and credit agreement with Congress Financial Corporation ("Congress") for $28,000, including term loans of $6,675, which replaced and repaid the outstanding amounts due the Bank under the line described above. The loan is due in two years and bears interest at Congress' prime lending rate plus a) 1% for the revolving portion and $2,175 of the term portion and b) 1.5% for $4,500 of the term loan, and is secured by substantially all of our assets. Of the term loans, $4,500 is payable at the rate of $500 quarterly, commencing August 1, 2000 with the balance due at maturity of the line and $2,175 is payable at the rate of $36 on the first day of each month for 60 months, commencing March 1, 2000.

      As a result of the new credit agreement, we have classified $15,705, which is the amount due under the Bank's line of credit at December 31, 1999 less those portions of the term loans due prior to December 31, 2000, as a non-current liability. The carrying value of the outstanding debt approximates its fair value.

      In March 1999, our Chairman of the Board and Chief Executive Officer loaned us $500 bearing interest at 8% due upon demand, once we have reached certain reduced levels of indebtedness under the credit facility with the Bank. In January 2000, the loan was increased to $1,000, and the repayment terms were changed to be due on demand, payable upon the achievement of certain specified debt levels under the revolving credit agreement and was made convertible into our Common Stock at the rate of $1 per share, subject to shareholder approval at the 2000 Annual Meeting of the Stockholders. In this connection, the difference between the fair market value of our Common Stock on the date of shareholder approval at the 2000 annual meeting of shareholders and the conversion price of $1 would result in a charge to earnings in the quarter such shareholder approval is obtained.

      Interest paid for the years ended December 31, 1999 and 1998 was $1,767 and $1,570, respectively.

6. Stockholders' Equity

      In connection with an acquisition in 1997, we issued 100,000 shares of Series A Redeemable Convertible Preferred Stock. During 1998, we redeemed 30,000 shares at a cost of $3,000 and the remaining 70,000 shares were converted into 933,333 shares of our common stock. In that connection, the excess of the par value of the preferred stock converted over the par value of the common stock issued, $6,991, was credited to Capital in Excess of Par Value.

      Also during 1998, we issued 1,541,700 common shares in connection with the redemption of common stock purchase warrants and 50,000 shares in connection with the exercise of a stock option.

      In connection with 1997 acquisitions, we issued warrants to purchase 50,000 shares of common stock at a price of $6.625, which expire on December 29, 2002, and options to purchase 25,000 shares at a price of $4.50 per share, and agreed to issue up to 50,000 additional shares, such issuance being dependent on the performance of the acquired operations in the years 1998 and 1999. In March 1999, 12,500 shares were issued under that agreement.

      During 1999, we satisfied an obligation to certain of our employees by issuing an additional 80,575 shares of our common stock to the applicable 401(k) accounts.

7. Stock Options

      We have adopted the TearDrop Golf Company Stock Option Plan (the "Plan") providing for the issuance of up to 800,000 (increased to 1,300,000 subject to stockholder approval at the 2000 Annual Meeting of Stockholders) shares of common stock for incentive stock options ("ISO's") and non-qualified stock options. The exercise price of and ISO or non-qualified stock option will not be less than 100% of the fair market value of our common stock at the date of grant. The exercise price of an ISO granted to an employee owning greater than 10% of our common stock will not be less than 110% of the fair market value of our common stock at the date of the grant and will have a maximum term of five years.

      We granted, in 1998, various ISO's to employees to purchase up to 259,700 shares at prices ranging from $5.25 to $8.00 per share, and in 1999, various ISO's to employees to purchase up to 325,400 shares at prices ranging from $1.38 to $2.19 per share. The options, generally, vest ratably over three years and expire five years from the date of grant.

      We have reserved 250,000 shares of common stock (outside the Plan) to be issued to touring golf professionals based upon their performance. In 1998, we granted options to touring professional golfers to purchase up to 55,448 shares of common stock at prices ranging from $4.75 per share to $11.81 per share, exercisable immediately and expiring five years from the date of grant. Of those options granted in 1998, options to purchase 19,000 shares at $4.75 contained a provision allowing the grantee to sell the option back to us at the end of the first year for $150. All of the grantees exercised their right under this provision and the purchase price to us is included in compensation expense.

      We have recorded compensation of $ 0 and $200 in 1999 and 1998, respectively, which includes the fair value of the options on the date of grant and the cost of the options purchased by us.

      In June 1999, our shareholders approved the grant of an option to purchase up to 1,250,000 shares of common stock to our Chairman of the Board and Chief Executive Officer. The options are exercisable immediately, as to 250,000 shares, and the remainder upon attainment of certain earnings or share price levels of our common stock. The options expire 10 years from date of grant.

      In December 1999, the Board of Directors approved, subject to shareholder approval, the grant of an option to purchase 1,500,000 shares of common stock to our Chairman of the Board and Chief Executive Officer at an exercise price of $1.38. The options are exercisable immediately and expire 10 years from date of grant.

      The following table summarizes the activity for stock options during 1998 and 1999 including the weighted average exercise price:

                                           Under the Plan       Outside the Plan
                                          Shares     Price       Shares    Price
Outstanding, January 1, 1998              368,400    $6.03      804,300    $4.95
Granted during 1998                       259,700     5.40       55,448     5.51
Options exercised                              --       --       50,000     4.00
Options expired or canceled                74,800     6.62       69,000     4.21
                                          -------             ---------
Outstanding December 31, 1998             553,300     5.65      740,748     4.63

Granted during 1999                       325,400     1.51    1,250,000     3.38
Options exercised                              --       --        2,000     4.75
Options expired or canceled                94,667     5.74           --       --
                                          -------             ---------
Outstanding December 31, 1999             784,033    $3.93    1,988,748    $3.84

      The following table summarizes information concerning outstanding options at December 31, 1999:

Range of Exercise Price      Options             Remaining            Currently
                           Outstanding         Life in Years         Exercisable
$1.38 to $3.00                344,100               4.72                38,000
$3.01 to $5.81              2,254,500               7.34             1,089,166
$6.00 to $11.81               174,181               2.09               121,182
                            ---------                                ---------
 Totals                     2,772,781               6.69             1,248,348

      Pro forma net loss and net loss per share, determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123 are as follows:

                                                          1999            1998
Net loss:
     As reported                                       $   4,471       $   6,144
     Pro forma                                             5,632           7,454

Loss per share, basic and diluted
     As reported                                       $     .86       $    1.58
     Pro forma                                              1.08            1.87

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1999, as follows:

                                                                1999      1998
Fair value of options granted with exercise price
  Above market at date of grant                                 $ 2.08    $ 0.00
  At market at date of grant                                      1.05      3.49
  Below market at date of grant                                    -0-      5.16

Expected stock price volatility                                    84%       85%
Expected dividend yield                                           0.0%      0.0%
Risk free interest rate                                          5.10%     5.36%
Expected life of options                                    5-10 years   5 years

8. Major Customers, Suppliers and Export Sales

      During the years ended December 31, 1999 and 1998, we derived approximately $12,984 (21.7%) and $15,160 (25.1%), respectively, of our net sales from one customer.

      During the years ended December 31, 1999 and 1998, approximately 13% and 10%, respectively, of our net sales were export sales.

      During the years December 31, 1999 and 1998, we purchased approximately $1,944 and $4,885, respectively, from one supplier.

9. Employee Benefit Plans

      Tommy Armour Golf Company, which was acquired in November 1997, had a defined benefit pension plan covering substantially all of our United States employees and a 401(k) defined contribution plan. Under the pension plan, benefits were based primarily on years of credited service and compensation as defined under the respective plan provisions.

      We have suspended the pension plan and frozen benefits to those vested participants at the date of the transfer of the plan and our assets from Armour's previous parent to the Company.

      Assumptions used in the accounting for the Armour defined benefit plan, for our fiscal years ended September 30, 1999 and 1998, were as follows:

                                                                    1999   1998

Weighted average discount rate                                      7.5%    7.5%
Rate of increase in compensation levels                             4.5%    4.5%
Expected long-term rate of return on assets                         9.0%    9.0%

      The following table sets forth the plan's change in the benefit obligation for the year ended December 31, 1999:

Benefit obligation at beginning of year                                  $3,189
Service cost                                                                  0
Interest cost                                                               222
Actuarial gain                                                             (185)
Curtailment gain                                                              0
Benefits paid                                                               (84)
                                                                         ------
Benefit obligation at end of the year                                    $3,142

      The following table sets forth the plan's assets for the year ended December 31, 1999:

Fair value of assets at beginning of year                                $3,120
Actual return on plan assets                                                427
Benefits paid                                                               (84)
                                                                         ------
Fair value of assets at end of year                                      $3,463

      The following table sets forth the plan's funded status at December 31, 1999:

Funded status of plan                                                     $(321)
Unrecognized prior actuarial gain                                           355
                                                                          -----
Accrued pension liability recognized in balance sheet                     $  34

      Net periodic pension cost for 1999 and 1998 includes the following components:

                                                               1999        1998

Service cost-benefit earned during the period                 $   0       $ 512
Interest cost on projected benefit obligation                   222         298
Expected return on plan assets                                 (277)       (331)
                                                              -----       -----
Net periodic pension costs                                    $ (55)      $ 479

      Under our 401(k) plan, all U.S. employees are eligible to contribute up to 10% of their compensation. We, at the discretion of the Board of Directors, make matching contributions. We made no matching contributions to the 401(k) plan during the years ended December 31, 1999 or 1998.

      Pension and other employee benefits of our foreign subsidiaries and operations are primarily provided by government-sponsored plans and being accrued currently over the period of active employment. The costs of such plans are not significant.

10. Income Taxes

      There were no provisions for income taxes or current income tax expense during the years ended December 31, 1999 and 1998, due to net operating losses during those two years. The reconciliation of the income tax benefit computed at the federal statutory rate of 34% and the provision for income taxes, is as follows:

                                                                          1999     1998

Income tax benefit computed at statutory rate                            (34.0%)  (34.0%)
State income tax benefit at statutory rate, net of federal tax benefit    (4.8%)   (4.8%)
Other permanent differences                                                1.0%    (0.4%)
Valuation allowance against net deferred tax asset                        37.8%    39.2%
                                                                          -----    -----
Provision for income taxes                                                00.0%    00.0%

      No deferred taxes have been reflected in the consolidated statements of operations because we have fully reserved the tax benefit of net deductible temporary differences and operating loss carry forwards due to the fact that the likelihood of realization of the tax benefits cannot be established. We did not pay any income taxes during the years ended December 31, 1999 or 1998.

      Deferred tax assets (liabilities) are as follows:

                                                         1999             1998

Net operating loss carry-forwards                      $  9,435        $  7,115
Allowance for doubtful accounts                             527             551
Accrued expenses                                            319           1,371
Restructuring reserves                                      629           1,053
Other                                                     1,783           1,156
                                                       --------        --------
                                                         12,693          11,246
Valuation allowance                                     (12,693)        (11,246)
                                                       --------        --------
Net deferred taxes                                     $      0        $      0

      At December 31, 1999, we have cumulative net operating loss carry forwards expiring between 2011 and 2020 of approximately $25,000. Net operating loss carry forwards are also available for state income tax purposes.

11. Commitments and Contingencies

      We have entered into endorsement agreements with touring golf professionals for periods up to three years. The agreements typically provide for a base compensation and bonuses based upon, among other things, tournament performances, standings on the official money list and earning spots on the Ryder or President Cup teams. Minimum compensation requirements for the years ending December 31, 2000 and 2001 are approximately $3,200 and $1,000, respectively. Additionally, we have agreed to issue options to purchase 25,000 and 16,000 shares of common stock in connection with these agreements for the years ending December 31, 2000 and 2001, respectively. Of the options to be issued under these agreements, 4,000 to be granted in 2000 could be exchanged for $50,000.

      In April 1999, we extended an employment agreement with our Chairman of the Board and Chief Executive Officer to expire on June 24, 2002. The agreement, as amended, provides for annual compensation of $500 for the year ending December 31, 2000, and performance bonuses, as defined. No bonuses were earned in 1999 or 1988.

      We have received formal notice demanding arbitration from Pro Golf Promotions, LLC and its former owners in connection with certain disputes between such parties and us relating to the purchase by us from such parties of the TearDrop Professional Golf Tour. Such parties are seeking certain money damages and the issuance of up to 65,000 shares of the Company's Common Stock related to alleged incentive obligations for 1998 and up to 65,000 shares of the Company's Common Stock related to such obligations for 1999. We believe that such parties are not entitled to the issuance of any shares or to any money damages and we are vigorously defending such claim. Accordingly, no reserve has been established in this connection.

12. Segment Information

      It is management's opinion that we, at this time, have only one reportable segment, and that segment is the manufacture, marketing and distribution of golf clubs. We distribute from our manufacturing and distribution facility in Morton Grove, Illinois to all areas of the world where golf is played.

      The following discussion sets forth the required disclosure regarding single segment information:

      We operate as a single reportable segment in the United States with 1999 sales of $59.8 million, of which $52.0 million were sales in the United States and $7.8 million were sales outside of the United States. We sell our products in the United States through our own sales force to approximately 1,500 national accounts (such as national cataloguers, sporting goods retail chain stores, etc.) and over 10,000 green grass accounts (golf course pro shops), who in turn sell directly to the end user. We sell our products outside of the United States through a sales office in Canada and through distributors in other countries.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TEARDROP GOLF COMPANY


Dated: March 27, 2000               /s/ Rudy A. Slucker
                                    ----------------------------------
                                    Rudy A. Slucker
                                    President and Chief Executive
                                    Officer
                                    (Principal Executive Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 27, 2000               /s/ Rudy A. Slucker
                                    ----------------------------------
                                    Rudy A. Slucker
                                    Director


Dated: March 27, 2000               /s/ Joseph A. Cioni
                                    ----------------------------------
                                    Joseph A. Cioni
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Dated: March 27, 2000               /s/ Fred K. Hochman
                                    ----------------------------------
                                    Fred K. Hochman
                                    Director


Dated: March 27, 2000               /s/ Leslie E. Goodman
                                    ----------------------------------
                                    Leslie E. Goodman
                                    Director


Dated: March 27, 2000               /s/ Jeffrey Baker
                                    ----------------------------------
                                    Jeffrey Baker
                                    Director


Dated: March 27, 2000               /s/ Bruce H. Nagel
                                    ----------------------------------
                                    Bruce H. Nagel
                                    Director