Form 10-Q
period 2000-03-31
TEARDROP GOLF CO
filed 2000-05-15
CIK 1025566

Commission File Number 0-29014

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                              TEARDROP GOLF COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                         57-1056600
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

         1080 Lousons Road
         Union, New Jersey                                      07083
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (908) 688-4445

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   Number of shares of Common Stock outstanding as of March 31, 2000: 5,262,565

                              TEARDROP GOLF COMPANY

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2000

                                                                        Page No.
                                                                        --------

Part I.  Financial Information

         Item 1. Financial Statements                                      1

                 Consolidated Balance Sheet                                1

                 Consolidated Statements of Operations                     2

                 Consolidated Statements of Cash Flows                     3

                 Notes to Consolidated Financial Statements                4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operation                        6

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risk                                                     12

Part II. Other Information

         Item 1. Legal Proceedings                                        13

         Item 2. Changes in Securities and Use of Proceeds                13

         Item 4. Submission of Matters to a Vote of Security Holders      14

         Item 6. Exhibits and Reports on Form 8-K                         15

                 Signature Page                                           17

Part 1. Financial Information

      Item 1. Financial Statements

                              TearDrop Golf Company
                           Consolidated Balance Sheet
                      March 31, 2000 and December 31, 1999
      (All dollar amounts, except share and per share amounts, in $000's)

                                                              March 31,   December 31,
                                                             ----------   ------------
                                                                2000          1999
                                                             ----------   ------------
                                                            (Unaudited)
                                ASSETS
CURRENT ASSETS:
         Cash                                                 $    540      $    481
         Accounts receivable less allowance for returns and
              doubtful accounts of $2,195 and $1,793            17,437        11,932
         Inventories                                            11,235        10,778
         Other current assets                                      394           148
                                                              --------      --------
              Total current assets                              29,606        23,339
                                                              --------      --------
PROPERTY AND EQUIPMENT, less accumulated
         depreciation                                            4,179         4,334
PATENTS & TRADEMARKS, less accumulated
         amortization                                            6,203         6,302
GOODWILL, less accumulated amortization                            513           525
                                                              --------      --------
                                                              $ 40,501      $ 34,500
                                                              ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                     $ 11,035      $ 11,064
         Accrued liabilities                                     2,412         2,594
         Note payable - shareholder                              1,000           500
         Current portion of long term debt                       1,435         1,363
                                                              --------      --------
                  Total current liabilities                     15,882        15,521
LONG TERM DEBT                                                  20,939        15,705
STOCKHOLDERS' EQUITY:
         Preferred stock $.01 par value, authorized
                  1,000,000 shares, issued and outstanding
                  none                                              --            --
         Common stock, $.01 par value, authorized
         10,000,000 shares, issued and 5,262,565
         outstanding shares                                         53            53
         Capital in excess of par value                         23,346        25,346
         Accumulated other comprehensive income                    (79)          (79)
         Accumulated deficit                                   (21,640)      (22,046)
                                                              --------      --------
         Total stockholders' equity                              3,680         3,274
                                                              --------      --------
                                                              $ 40,501      $ 34,500
                                                              ========      ========

                 See Notes to Consolidated Financial Statements

                              TearDrop Golf Company
                      Consolidated Statement of Operations
                           For the Three Months Ended
                             March 31, 2000 and 1999
       (All dollar amounts, except share and per share amounts, in $000's)
                                   (Unaudited)

                                                            Three Months
                                                           Ended March 31
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------
Net sales                                           $    13,599     $    15,218
Cost of sales                                             6,515           9,071
                                                    -----------     -----------

Gross profit                                              7,084           6,147
Selling, general and administrative expenses              6,285           8,733
Other income                                                103             114
                                                    -----------     -----------
Income (loss) from operations                               902          (2,472)
Interest (expense), net                                    (496)           (419)
                                                    -----------     -----------
Income (loss) before income taxes                           406          (2,891)
Income tax (expense)                                         --              --
                                                    -----------     -----------
Net income (loss)                                   $       406     $    (2,891)
                                                    ===========     ===========
Net income (loss) per common share - basic          $      0.08     $     (0.56)
                                                    ===========     ===========
Net income (loss) per common share - diluted        $      0.08     $     (0.56)
                                                    ===========     ===========
Weighted average number of
         common shares outstanding - basic            5,262,565       5,179,890
                                                    ===========     ===========
Weighted Average Number of
         common shares outstanding - diluted          5,314,211       5,179,890
                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements

                              TearDrop Golf Company
                      Consolidated Statement of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
      (All dollar amounts, except share and per share amounts, in $000's)
                                   (Unaudited)

                                                                 Three Months
                                                                Ended March 31
                                                               2000       1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $   406    $(2,891)
Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
         Depreciation and amortization                           307        246
         Provision for doubtful accounts                         135        145
Changes in operating assets and liabilities:
         (Increase) in accounts receivables                   (5,640)    (7,466)
         (Increase) decrease in inventories                     (457)     3,584
         (Increase) in other current assets                     (246)      (986)
         Increase (decrease) in accounts payable and other
                 current liabilities                            (211)     1,499
                                                             -------    -------
NET CASH (USED) IN OPERATING ACTIVITIES                       (5,706)    (5,869)
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
         Investment in patents and trademarks                    (21)        --
         Purchases of property and equipment                     (20)       (14)
                                                             -------    -------
NET CASH USED IN INVESTING ACTIVITIES                            (41)       (14)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings under financing agreements             5,306      5,327
          Proceeds from shareholder note payable                 500        500
NET CASH PROVIDED BY FINANCING ACTIVITIES                      5,806      5,827
                                                             -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              59        (56)
CASH AND CASH EQUIVALENTS:
         Beginning of year                                       481        373
                                                             -------    -------
         End of period                                       $   540    $   317
                                                             =======    =======

                 See Notes to Consolidated Financial Statements

                              TEARDROP GOLF COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           All amounts, except share and per share amounts, in $000's
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2000 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

      During the three months ended March 31, 2000 and 1999, total comprehensive income (loss) amounted to $406 and $(2,891), respectively.

NOTE 2 - INVENTORIES

      Inventories at March 31, 2000 and December 31, 1999 consist of the following:

                                              March 31, 2000   December 31, 1999
                                              --------------   -----------------
Raw materials and work in process                 $ 4,776          $ 5,401
Finished goods                                      6,459            5,377
                                                  -------          -------
Total inventories                                 $11,235          $10,778

NOTE 3 - BANK LOAN

      On January 21, 2000, we completed a new revolving loan and credit agreement with Congress Financial Corporation ("Congress") for $28,000, including term loans of $6,675, which replaced and repaid the outstanding loan due First Union National Bank. The loan is due in two years and bears interest at Congress' prime lending rate plus a) 1% for the revolving portion and $2,175 of the term portion and b) 1.5% for $4,500 of the term loan, and is secured by substantially all of our assets. Of the term loans, $4,500 is payable at the rate of $500 quarterly, commencing August 1, 2000, with the balance due at maturity of the line and $2,175 is payable at the rate of $36 on the first day of each month, commencing March 1, 2000.

      In March 1999, our Chairman of the Board and Chief Executive Officer loaned us $500 bearing interest at 8% due upon demand, once we have reached certain reduced levels of indebtedness under the credit facility with the Bank. In January 2000, the loan was increased to

$1,000, and the repayment terms were changed to be due on demand, payable upon the achievement of certain specified debt levels under the revolving credit agreement and was made convertible upon shareholder approval in April 2000 into our Common Stock at the rate of $1 per share. In this connection, the difference between the fair market value of our Common Stock on the date of shareholder approval ($1.688) and the conversion price of $1 will result in a non-cash charge to earnings in the second quarter of 2000 of $688.

      The carrying value of the outstanding debt approximates its fair value.

NOTE 4 - SEASONALITY

      The purchasing decisions of most customers are typically made in the autumn and a vast majority of sales are expected to occur during the first six months of the year. In addition, quarterly results may vary from year to year due to the timing of a new product introductions, orders and sales, advertising expenditures, promotional periods and shipments. Accordingly, comparisons of quarterly information of our results of operations may not be indicative of our overall annual performance.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

      We have entered into endorsement agreements with touring professionals for periods of up to three years. The agreements typically provide for a base compensation and bonuses based upon, among other things, tournament performances, standings on the official money list and earning spots on the Ryder or President Cup teams.

      Minimum compensation requirements for the years ending December 31, 2000 and 2001 are approximately $3,200 and $1,000 respectively. Additionally, we have agreed to issue options to purchase 25,000 and 16,000 shares of our Common Stock in connection with these agreements for the years ending December 31, 2000 and 2001 respectively. Of the options to be issued under these agreements, 4,000 to be granted in 2000 could be exchanged for $50.

      In April 1999, we extended the employment agreement with our Chairman of the Board and Chief Executive Officer, to expire on June 24, 2002. The agreement provides for annual compensation of $500 and performance bonuses, as defined.

NOTE 6 - SEGMENT INFORMATION

      It is our opinion that we, at this time, have only one reportable segment, and that segment is the manufacture, marketing and distribution of golf equipment. We distribute from our manufacturing and distribution facility in Morton Grove, Illinois to all areas of the world where golf is played. The following discussion sets forth the required disclosure regarding single segment information:

      We operated as a single reportable segment with sales the first three months of 2000 of $13,599, of which $10,758 were sales in the United States and $2,841 were sales outside of the

United States. We sell our products in the United States through our own sales force to approximately 1,500 national accounts (such as national cataloguers, sporting goods retail chain stores, etc.) and to over 6,000 golf course pro shops which in turn sell directly to the end user. We sell our products outside of the United States through a sales office in Canada and through distributors in other countries.

NOTE 7 - EARNINGS PER SHARE

      The difference between the basic and diluted weighted number of Common Shares outstanding is dilutive stock options.

NOTE 8 - STOCK OPTIONS

      In April 2000, our shareholders approved the grant to our Chairman of the Board and Chief Executive Officer of an option to purchase 1,500,000 shares of our Common Stock at a price of $1.375. As a result, there will be a non-cash charge to earnings of $470 in the second quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

      We introduced our first product, the TearDrop putter, in 1993 and commenced significant marketing and sales activity in 1994. We completed an initial public offering of our Common Stock in December 1996.

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

      We have incurred substantial indebtedness in financing the acquisition of Armour and Ram and in financing our expansion and operations. We also have substantial accounts payable and accrued liabilities, a portion of which is past due. As of March 31, 2000, we had $36.8 million in liabilities, approximately $22.4 million of which was payable to Congress Financial Corporation ("Congress"). We signed a new credit agreement with Congress on January 27, 2000. Under the new credit agreement, we were extended a line of credit of $28 million, of which $6.675 million is represented by term loans. We will have to increase our operating profits and maintain profitable operations to continue to satisfy our obligations.

      We believe that an important element for increasing awareness and demand for our golf clubs is the building of a corps of touring professional golfers that will endorse, use and win with our clubs. Accordingly, as an integral part of our marketing strategy, we arc continually seeking to obtain professional endorsements of our clubs. We have entered into endorsement agreements, of up to three years, with professional players principally on the PGA Tour, which provide for base payments in consideration of the use of the professionals' names in connection with the marketing of our clubs and the use of the clubs by such professional in tournament play. In addition, bonus payments that could be substantial may be made based upon tournament performance, standings on the official money list, and being named to the Ryder Cup or President Cup teams. We have granted stock options to certain endorsement professionals and we intend to continue to do so in the future. The effect of a particular professional's endorsement on the successful marketing of our clubs, and the heightening of awareness of our name, may be directly related to the success of such professionals in tournament play. We will be required to compensate a professional whether or not he or she is successful. For 2000, we have entered into endorsement agreements which will require the payment of a minimum of approximately $1.2 million and up to an additional $2.1 million should each of the professionals use and endorse our products as provided in the agreements. In addition, we anticipate that we will devote substantial capital to advertising and marketing during the next year.

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

      We do not manufacture the components required to assemble our golf clubs, as we rely instead on a number of component suppliers, both domestic and foreign. Our success in assembling our products will be dependent, in part on maintaining our relationships with these existing suppliers; and developing relationships with new suppliers,

      We believe that there are readily available alternative sources for each of the components comprising our clubs, although there can be no assurance of this. Any significant delay or disruption in the supply of components from our suppliers or any quality problems with the suppliers' components would delay the delivery of finished products and adversely affect current sales. These circumstances could also adversely affect future sales potential if customers lose faith in our ability to deliver a high-quality product on a timely basis. Further, given the highly seasonal nature of the golf equipment industry, such adverse effect would be exacerbated should any such supply delay or quality problem immediately prior to or during the six-month period ending June 30 (the period during which sales of golf equipment have historically been the highest).

Results of Operations

      Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

      Sales for the quarter ended March 31, 2000 were $13,599,000, compared to sales for the quarter ended March 31, 1999 of $15,218,000, a decrease of $1,619,000. Included in sales for the 1999 period were shipments of $3,643,000 to one customer, representing a discontinued product line. We did not ship any products to that customer during the 2000 period. Accordingly, sales of continuing products actually increased $2,024,000 or 17.5% from 1999 to 2000.

      During the last quarter of 1999, we introduced a new line of golf clubs, the 845 evo irons. We believe that sales of our new products as well as continuing sales of the various putter lines introduced in 1998 and 1999 helped to increase sales of continuing products.

      Gross margin for the quarter ended March 31, 2000 was $7,084,000 or 52.1% of sales, compared to a gross margin for the quarter ended March 31, 1999 of $6,147,000 or 40.4% of sales. The increase in the percentage from 1999 to 2000 is attributable primarily to two things: a) the gross margin percentage on discontinued product lines sold in 1999 was lower than the gross margin percentage on the new and continuing product lines, and b) in 1999, due to market conditions, we lowered selling prices on several of our product lines to generate sales revenue, thus decreasing the gross profit percentage.

      Selling, general and administrative expenses were $6,285,000 (46.2% of sales) in the first quarter of 2000, compared to $8,733,000 (57.4% of sales) for the same period of 1999. In 1999, we embarked on a major advertising and promotion campaign during the first quarter, which included media advertising, promotional activities and increased payments to touring golf professionals, in order to promote both our existing product lines and our new product introductions. Advertising and promotion in the first quarter of 2000 was reduced significantly which led to an overall reduction in selling expense of approximately $3 million from the first quarter of 1999 to the first quarter of 2000. Although the reduction in advertising during the first quarter of 2000 resulted in reduced costs, reduced advertising expenses could adversely affect our sales, the extent of which cannot be predicted. We intend to increase advertising expenditures during the second quarter of 2000. General and administrative expenses increased approximately $400,000 from 1999 to 2000 due primarily to increases in the number of employees.

      Interest expense in the quarter ended March 31, 2000 was $496,000, compared to an interest expense of $419,000 for the same period the previous year. While overall borrowings in the first quarter of 2000 were lower than the similar period of 1999, the rate of interest under the credit facility completed in January 2000 (see "Liquidity and Capital Resources") was higher than the facility it replaced. In addition, the prime rate of interest increased over the same period from the prior year.

      As a result of the above, our income before income taxes was $406,000 in the first quarter of 2000, compared to a loss before income tax of $2,891,000, an increase of $3,297,000. Due to the utilization of net operating tax loss carry forwards, there was no income tax provision against the pre-tax income for the quarter ended March 31, 2000.

      Our net income for the quarter ended March 31, 2000 was $406,000 or $.08 per common share outstanding (both basic and diluted) based on an average of 5,262,565 shares (basic) and 5,314,211 (diluted) outstanding. For the quarter ended March 31, 1999, our net loss was $2,891,000 or $.56 per common share outstanding (both basic and diluted) based on 5,179,890 shares outstanding.

Liquidity and Capital Resources

      At March 31, 2000, we had working capital of approximately $13.7 million. In January 2000, we completed a new revolving loan and credit agreement with Congress for $28 million, which included term loans of $6.675 million. This new revolving loan replaced and repaid the outstanding amounts due to First Union National Bank ("First Union"). The Congress facility bears interest at First Union's prime lending rate plus 1% as to the revolving portion and $2.175 million portion of the term loans, and Congress' prime lending rate plus 1.5% as to the $4.5 million portion of the term loan. The revolving portion has a two-year term, the $2.175 million term is due in 60 equal monthly installments of $36,250 commencing March 2000, and the $4.5 million term is due in equal quarterly installments of $500,000 commencing August 2000 with the balance payable at the termination of the revolving loan. The loans are secured by substantially all of our assets. In addition, our Chairman and Chief Executive Officer has agreed to personally guaranty a portion of the term loan.

      We also have accounts payable and accrued liabilities of approximately $13.4 million, a portion of which is past due. We will have to maintain profitable operations to continue to satisfy our obligations.

      Our expenditures and commitments for advertising and marketing have been and continue to be substantial and we believe that we must continue to incur such costs in order to continue to increase consumer awareness of our products. If our operating profits do not increase to cover our expenditures and our oustanding payables, we will be required to limit our expenditures and expansion plans or seek additional financing in order to continue operations. The inability to obtain additional financing when needed would have a material adverse effect on our liquidity, and, as a result, we could be required to significantly reduce or suspend our operations, seek a merger partner or sell some or all of our assets. There can be no assurance that any additional financing will be available to us on acceptable terms, if at all, when we require it.

      On March 10, 1999, Rudy Slucker, our Chairman and Chief Executive Officer loaned us $500,000. On January 20, 2000, he increased the loan to $1 million, repayable on demand once we achieve certain debt levels under the Congress facility. The loan bears interest at Congress' prime lending rate plus 1%, and it is convertible into our common stock at the rate of $1 per share. Additionally, we granted Mr. Slucker options to purchase 1,500,000 shares of our common stock. The options are exercisable at $1.38 per share. Under the rules of the Nasdaq SmallCap Market, the convertible feature of the loan and the grant of the stock options were subject to the approval of our shareholders, which approval was obtained on April 27, 2000. The market price of our common stock on the date of shareholder approval was $1.688 which exceeded the conversion price of the loan and the exercise price of the stock options. As a result, we are required to recognize a non-cash charge against earnings in the second quarter of 2000 in the amount of $1,157,500.

      Our credit terms range from 30 days to 90 days, depending on the type of account. Cash needs are highest in the first quater of the year, as inventories are being purchased, and while product is being shipped to customers, the cash receipts from those sales may not be received for a period of up to 90 days. In addition, a significant financial commitment is made for advertising during the first and second quarter of the year.

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

      Our statements of cash flows for the three months ended March 31, 2000 and 1999 are summarized below:

--------------------------------------------------------------------------------
                                                     2000               1999
--------------------------------------------------------------------------------
Net cash (used) in operating activities         $(5,706,000)        $(5,869,000)
--------------------------------------------------------------------------------
Net cash (used) `in investing activities            (41,000)            (14,000)
--------------------------------------------------------------------------------
Net cash provided by financing activities         5,806,000           5,827,000
--------------------------------------------------------------------------------

      At March 31, 2000, we had patents and trademarks and goodwill, primarily related to the acquisition of the assets of Armour and Ram, of approximately $6,203,000 and $513,000, respectively. During the three months ended March 31, 2000 and 1999, we recognized amortization expense of approximately $132,000 and $98,000, respectively. We will continue to amortize patents and trademarks and goodwill.

Seasonality

      The purchasing decisions of most of our customers are typically made in the autumn and a vast majority of sales are expected to occur during the first six months of the year. In addition, our quarterly results may vary from year to year due to the timing of new product introductions, orders and sales, advertising expenditures, promotional periods, and shipments. Accordingly, comparisons of quarterly information of our results of operations may not be indicative of our overall annual performance.

Forward Looking Statements

      When used in this and in future filings by us with the Securities and Exchange Commission ("the Commission"), in our press releases and in oral statements; made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project," or "outlook", or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to us) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We have made such forward-looking statements in, among other places, the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". We wish to caution the reader not to place undue reliance on any such forward-looking statement, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of our business and operations are described in "Risk Factors" included in the Company's Form 10-KSB for the year ended December 31, 1999. We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks on our foreign sales which constitute 12% of our total sales. We do not invest in speculative or derivative financial instruments. We have significant amounts of debt, which are subject to interest rate fluctuation risk. The amounts outstanding under all of our notes payable and long-term debt have variable interest rates and, therefore, adjust to market conditions. The impact of a 1% increase or decrease in the interest rate would increase or decrease our annual interest expense by approximately $234,000 based on the debt levels at March 31, 2000.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      We have been named as a defendant in a lawsuit entitled Express Personnel Service, Inc. v. TearDrop Golf Company, case number CIV 99 1042 L, in the United States District Court of Oklahoma, Western Division, in which the plaintiff is seeking damages of $77,000 for an alleged breach of contract. On May 4, 2000, the lawsuit was settled at no significant cost to us.

      We have also been named as a defendant in a lawsuit entitled Cybertel Marketing, Inc. v. TearDrop Golf Company in the State Court of Wisconsin. A default judgment was filed against us in the amount of $41,312 and both parties are discussing a mutually agreeable arrangement.

      In March 1999, we received a formal notice demanding arbitration from Pro Golf Promotions, LLC, Cal Rogers and Dara O'Neill in connection with certain disputes between such parties and us relating to our purchase of the TearDrop Professional Golf Tour from such parties. Such parties are seeking certain money damages and the issuance of up to 65,000 shares of Common Stock related to alleged incentive obligations for 1998 and up to 65,000 shares of Common Stock related to such obligations for 1999. We believe that such parties are not entitled to the issuance of such shares or to money damages and we have defended vigorously such claim. In addition, we have instituted a counterclaim against the plaintiffs. An arbitration proceeding commenced on January 2000, which is currently underway.

      On April 27, 2000, we were named as a defendant by a former employee alleging violations of the Americans With Disabilities Act. We believe the claim is without merit and plan to vigorously defend the case.

Item 2. Changes in Securities and Use of Proceeds

      At the Annual Meeting of Stockholders held on April 27, 2000, the Stockholders approved an amendment to the our Certificate of Incorporation increasing the Company's authorized shares of Common Stock from 10,000,000 to 20,000,000 shares. The additional authorized shares are necessary to provide for the possible issuance of shares upon the exercise of stock options granted to Rudy A. Slucker, our Chief Executive Officer, or upon the conversion of an Amended and Restated Subordinated Convertible Demand Note issued to Mr. Slucker. The additional authorized shares could also be used for any other proper purpose of the Board of Directors, including raising capital, completing acquisitions and restructuring debt.

      The issuance, however, of additional shares of our Common Stock may, depending on the context in which they are issued, dilute the stock ownership of our existing stockholders. Our stockholders do not have any preemptive or similar rights to subscribe for or purchase any additional shares of Common Stock that may be issued in the future. Other than with respect to the shares subject to issuance to Mr. Slucker, we does not have any definitive agreement or arrangement at the present time with respect to the issuance of any additional shares of Common Stock. Although such additional shares could be used to dilute the stock ownership of persons seeking to control of our Company, approval of the amendment was not sought for that purpose.

Item 4. Submission of Matters to a Vote of Security Holders.

      The following matters were voted upon at the Annual Meeting of Stockholders held on April 27, 2000, and received the votes set forth below:

1. All of the following persons nominated were elected to served as directors and received the number of votes set opposite their respective names:

                                    For                        Withheld
                                    ---                        --------

             Rudy A. Slucker        4,576,616                  357,384
             Fred K. Hochman        4,578,996                  355,004
             Leslie E. Goodman      4,569,596                  364,404
             Jeffrey Baker          4,576,496                  357,504
             Andrew M. Kairey       4,575,696                  358,304
             John G. Raos           4,574,496                  359,504

2. A proposal to approve the adoption of an amendment to our Certificate of Incorporation to increase our authorized shares of Common Stock, $.01 par value, from 10,000,000 to 20,000,000 shares received 4,475,758 votes FOR and 423,709 votes AGAINST, with 39,854 abstentions.

3. A proposal to ratify the grant of options to Rudy A. Slucker, our Chairman and Chief Executive Officer, to purchase 1,500,000 shares of our Common Stock received 1,546,042 votes FOR and 512,268 votes AGAINST, with 31,756 abstentions and 2,843,934 shares not voted.

4. A proposal to ratify the issuance to Rudy A. Slucker, our Chairman and Chief Executive Officer, of a $1,000,000 Amended and Restated Subordinated Convertible Demand Note received 1,525,494 votes FOR and 501,366 votes AGAINST, with 63,206 abstentions and 2,843,934 shares not voted.

5. A proposal to approve an amendment to the 1996 Employee Stock Option Plan to increase the number of shares reserved for issuance under such plan to 1,300,000 received 1,619,226 votes FOR and 427,530 votes AGAINST, with 37,989 abstentions and 2,849,255 shares not voted.

6. A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2000 received 4,877,934 votes FOR and 16,345 votes AGAINST with 23,621 abstentions.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

Exhibit No.       Description
-----------       -----------

3.1++             Certificate of Incorporation
3.2++             Certificate of Merger
3.3++             Agreement and Plan of Merger dated October 21, 1996 between the Company and TearDrop Putter Corporation, a South Carolina
                  Corporation
3.4++             By-Laws
3.6***            Certificate of Ownership and Merger of TearDrop Promotions,
                  Inc., Tommy Armour Golf Company and Ram Golf Corporation into the Company dated October 8, 1999.
4.2++             Specimen Stock Certificate
10.1++            Employment Agreement with Rudy A. Slucker
10.2++            Employment Agreement with John Zeravica
10.3+             1996 Employee Stock Option Plan, as amended
10.4++            Form of Stock Option Agreement
10.23++           Form of Lock-up Agreement
10.24*            Property Lease dated August 10, 1997 between the Company and
                  Dolo Realty Co.
10.40***          Loan and Security Agreement, dated January 20, 2000, by and between Congress Financial Corporation (Central) and the
                  Company
10.41***          Subordination Agreement, dated as of January 20, 2000, by and between Rudy A. Slucker and Congress Financial Corporation
                  (Central)
10.42+            Amended and Restated Subordinated Convertible Demand Note,
                  dated as of January 20, 2000 to Rudy A. Slucker.
10.43+            Stock Option Agreement, dated as of December 31, 1999, between the Company and Rudy A. Slucker.
10.44***          Employment Agreement, effective January 27, 2000, by and
                  between the Company and Andrew M. Kairey.
27                Financial Data Schedule

----------

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

      *** Previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report to Stockholders on Form 10-KSB filed on March 30, 2000 and incorporated herein by reference.

      (b) Reports on Form 8-K:

            During the quarter ended March 31, 2000, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TEARDROP GOLF COMPANY


Dated: May 11, 2000                          /s/ Rudy A. Slucker
                               -------------------------------------------------
                               Rudy A. Slucker, President and Chief
                               Executive Officer (Principal Executive Officer)


Dated: May 11, 2000                          /s/ Joseph Cioni
                               -------------------------------------------------
                               Joseph Cioni, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)