Form 10-Q/A
period 2000-03-31
TEARDROP GOLF CO
filed 2000-06-21
CIK 1025566

Commission File Number 0-29014

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q/A

                               AMENDMENT NO. 1 TO

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                              TEARDROP GOLF COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                               57-1056600
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      1080 Lousons Road
      Union, New Jersey                                            07083
    (Address of Principal                                        (Zip Code)
      Executive Offices)

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

                                                             March 31,     December 31,
                                                           ------------    ------------
                                                                2000           1999
                                                           ------------    ------------
                              ASSETS                        (Unaudited)
CURRENT ASSETS:
      Cash                                                    $   540         $   481
      Accounts receivable less allowance for
        returns and doubtful accounts of $2,195 and $1,793     17,437          11,932
      Inventories                                              11,235          10,778
      Other current assets                                        394             148
                                                              -------         -------
         Total current assets                                  29,606          23,339
                                                              -------         -------
PROPERTY AND EQUIPMENT, less accumulated
      depreciation                                              4,179           4,334
PATENTS & TRADEMARKS, less accumulated
      amortization                                              6,203           6,302
GOODWILL, less accumulated amortization                           513             525
                                                              -------         -------
                                                              $40,501         $34,500
                                                              =======         =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                        $11,035         $11,064
      Accrued liabilities                                       2,412           2,594
      Note payable - shareholder                                1,000             500
      Current portion of long term debt                         1,435           1,363
                                                              -------         -------
            Total current liabilities                          15,882          15,521

LONG TERM DEBT                                                 20,939          15,705
STOCKHOLDERS' EQUITY:
      Preferred stock $.01 par value, authorized
            1,000,000 shares, issued and outstanding               --              --
            none

      Common stock, $.01 par value, authorized
      10,000,000 shares, issued and 5,262,565
      outstanding shares                                           53              53

      Capital in excess of par value                           25,346          25,346

      Accumulated other comprehensive income                      (79)            (79)

      Accumulated deficit                                     (21,640)        (22,046)
                                                             --------        --------
      Total stockholders' equity                                3,680           3,274
                                                             --------        --------
                                                             $ 40,501        $ 34,500
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

                                                      Three Months
                                                     Ended March 31
                                               --------------------------
                                                   2000           1999
                                               -----------    -----------
Net sales                                      $    13,599    $    15,218

Cost of sales                                        6,515          9,071
                                               -----------    -----------

Gross profit                                         7,084          6,147

Selling, general and administrative expenses         6,285          8,733

Other income                                           103            114
                                               -----------    -----------
Income (loss) from operations                          902         (2,472)

Interest (expense), net                               (496)          (419)
                                               -----------    -----------
Income (loss) before income taxes                      406         (2,891)

Income tax (expense)                                  (142)            --

Utilization of net tax loss carryforward               142             --
                                               -----------    -----------
Net income (loss)                              $       406    $    (2,891)
                                               ===========    ===========
Net income (loss) per common share - basic     $      0.08    $     (0.56)
                                               ===========    ===========
Net income (loss) per common share - diluted   $      0.08    $     (0.56)
                                               ===========    ===========
Weighted average number of
      common shares outstanding - basic          5,262,565      5,179,890
                                               ===========    ===========
Weighted Average Number of
      common shares outstanding - diluted        5,314,211      5,179,890
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

                                          TEARDROP GOLF COMPANY


Dated: June 20, 2000          /s/ Rudy A. Slucker
                              --------------------------------------------------
                              Rudy A. Slucker, President and Chief
                              Executive Officer (Principal Executive Officer)


Dated: June 20, 2000          /s/ Joseph Cioni
                              --------------------------------------------------
                              Joseph Cioni, Vice President of Finance and Chief
                              Financial Officer (Principal Financial and
                              Accounting Officer)