Form 10-Q
period 2000-06-30
TEARDROP GOLF CO
filed 2000-08-18
CIK 1025566

Commission File Number 0-29014

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                             TEARDROP GOLF COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                  57-1056600
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

           1080 Lousons Road
           Union, New Jersey                                 07083
     (Address of Principal Executive                       (Zip Code)
                Offices)

       Registrant's telephone number, including area code: (908) 688-4445

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Number of shares of Common Stock outstanding as of June 30, 2000:
5,262,565

                              TEARDROP GOLF COMPANY

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000


                                                                        Page No.
                                                                        --------

Part I.  Financial Information

         Item 1.      Financial Statements                                    3

                      Consolidated Balance Sheet                              3

                      Consolidated Statements of Operations                   4

                      Consolidated Statements of Cash Flows                   5

                      Notes to Consolidated Financial Statements              6

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operation            9

         Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk                                      16

Part II. Other Information

         Item 1.      Legal Proceedings                                      17

         Item 2.      Changes in Securities and Use of Proceeds              17

         Item 4.      Submission of Matters to a Vote of Security Holders    18

         Item 6.      Exhibits and Reports on Form 8-K                       18

                      Signature Page                                         20

Part 1. Financial Information

      Item 1. Financial Statements

                              TearDrop Golf Company
                           Consolidated Balance Sheet
                       June 30, 2000 and December 31, 1999
       (All dollar amounts, except share and per share amounts, in $000's)
                                   (Unaudited)

                                                                    June 30,     December 31,
                                                                      2000           1999
                                                                    --------     ------------
                                     ASSETS
CURRENT ASSETS:
Cash                                                                $  1,280       $    481
Accounts receivable less allowance for returns and
  doubtful accounts of $2,117 and $1,793                              14,661         11,932
Inventories                                                           10,632         10,778
Other current assets                                                     341            148
                                                                    --------       --------
  Total current assets                                                26,914         23,339
PROPERTY AND EQUIPMENT, less accumulated
  depreciation                                                         4,007          4,334
PATENTS & TRADEMARKS, less accumulated amortization                    6,155          6,302
GOODWILL, less accumulated amortization                                  505            525
                                                                    --------       --------
                                                                    $ 37,581       $ 34,500
                                                                    ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  8,556       $ 11,064
  Accrued liabilities                                                  2,516          2,594
  Note payable - shareholder                                           1,000            500
  Current portion of long term debt                                    2,435          1,363
                                                                    --------       --------
  Total current liabilities                                           14,507         15,521
LONG TERM DEBT                                                        19,297         15,705
                                                                    --------       --------
STOCKHOLDERS' EQUITY:
  Preferred stock $.01 par value, authorized 1,000,000 shares,
    issued and outstanding none                                           --             --

  Common stock, $.01 par value, authorized
    10,000,000 shares, issued and 5,262,565 outstanding
      shares                                                              53             53
Capital in excess of par value                                        26,504         25,346
Accumulated other comprehensive income                                   (81)           (79)
                                                                    --------       --------
Accumulated deficit                                                  (22,699)       (22,046)
                                                                    --------       --------
  Total stockholders' equity                                        $  3,777       $  3,274
                                                                    ========       ========
                                                                    $37,581        $ 34,500


                              TearDrop Golf Company
                      Consolidated Statements of Operations
        For the Three Months and Six Months Ended June 30, 2000 and 1999
      (All dollar amounts, except share and per share amounts, in $000's)
                                   (Unaudited)

                                                     Three Months                         Six Months
                                                     Ended June 30,                     Ended June 30,
                                              -----------------------------       -----------------------------
                                                 2000              1999              2000              1999
                                              -----------       -----------       -----------       -----------
Net Sales                                     $    12,199       $    22,372       $    25,798       $    37,590

Cost of sales                                       6,350            11,803            12,865            20,874
                                              -----------       -----------       -----------       -----------

Gross profit                                        5,849            10,569            12,933            16,716

Selling, general and
  administrative expenses                           5,530             9,600            11,815            18,333
Non-cash compensation                                 469                --               469                --
                                              -----------       -----------       -----------       -----------

Income (loss) from operations                        (150)              969               649            (1,617)

Royalty income                                        405                55               508               169
Interest (expense), net                              (626)             (468)           (1,122)             (887)
Non-cash interest (expense)
  on subordinated debt                               (688)               --              (688)               --
                                              -----------       -----------       -----------       -----------

Income (loss) before income taxes                  (1,059)              556              (653)           (2,335)

Income tax (expense)                                   --              (161)               --                --
Utilization of net tax loss carryforward               --               161                --                --

Net income (loss)                             $    (1,059)      $       556       $      (653)      $    (2,335)
                                              ===========       ===========       ===========       ===========

Net income (loss) per common share
  Basic and diluted                           $     (0.20)      $      0.11       $     (0.12)      $     (0.45)
                                              ===========       ===========       ===========       ===========

Weighted average number of common shares
  Outstanding - basic and diluted               5,262,565         5,181,674         5,262,565         5,180,787
                                              ===========       ===========       ===========       ===========

                              TearDrop Golf Company
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
      (All dollar amounts, except share and per share amounts, in $000's)
                                   (Unaudited)

                                                                 Six Months
                                                               Ended June 30
                                                           ----------------------
                                                             2000          1999
                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $   (653)     $ (2,335)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                               615           570
    Provision for doubtful accounts                             239           239
    Non-cash compensation                                       469            --
    Non-cash interest expense                                   688            --
Changes in operating assets and liabilities:
    (Increase) in accounts receivable                        (2,967)      (10,781)
    Decrease in inventories                                     146         8,071
    (Increase) in other current assets                         (193)         (168)
    Increase (decrease) in accounts payable and other
      current liabilities                                    (2,586)        1,185
                                                           --------      --------

NET CASH (USED) IN OPERATING ACTIVITIES                      (4,242)       (3,219)
                                                           --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Investment in patents and trademarks                          (97)           --
  Purchases of property and equipment                           (24)         (138)
                                                           --------      --------

NET CASH (USED) IN INVESTING ACTIVITIES                        (121)         (138)
                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under financing agreements                   4,664         3,499
  Proceeds from shareholder note payable                        500           500
    Proceeds from exercise of common stock options               --             9
    Proceeds from redemption of common stock warrants            --             1
                                                           --------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     5,164         4,009
                                                           --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (2)          (26)
NET INCREASE IN CASH AND CASH EQUIVALENTS                       799           626
CASH AND CASH EQUIVALENTS:
  Beginning of year                                             481           373
                                                           --------      --------
  End of period                                            $  1,280      $    992
                                                           ========      ========

                              TEARDROP GOLF COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           All amounts, except share and per share amounts, in $000's
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2000 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

During the three and six month periods ended June 30, 2000 and 1999, total comprehensive income (loss) amounted to $(1,061), $(655), $530 and $(2,361), respectively.

NOTE 2 - INVENTORIES

Inventories at June 30, 2000 and December 31, 1999 consist of the following:

                                         June 30, 2000     December 31, 1999
                                         -------------     -----------------

Raw materials and work in process            $ 4,532            $ 5,401
Finished goods                                 6,100              5,377
                                             -------            -------
Total inventories                            $10,632            $10,778

NOTE 3 - BANK LOAN

      On January 20, 2000, we completed a new revolving loan and credit agreement with Congress Financial Corporation ("Congress"), which was amended on August 11, 2000 for $25,500, including term loans of $4,500, which replaced and repaid the outstanding loan due First Union National Bank. The loan is due in two years and bears interest at First Union's prime lending rate plus a) 1% for the revolving portion and b) 1.5% for the term loan, and is secured by substantially all of our assets. The term loan is payable at the rate of $500 quarterly, commencing November 1, 2000, with the balance due at maturity of the line. The remaining

                              TEARDROP GOLF COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           All amounts, except share and per share amounts, in $000's
                                   (UNAUDITED)

balance of a $2,175 term loan ($1,958) from Congress was prepaid on August 10, 2000 from the proceeds of a mortgage loan (see below).

      In March 1999, our Chairman of the Board and Chief Executive Officer loaned us $500 bearing interest at 8% due upon demand, once we have reached certain reduced levels of indebtedness under the credit facility with the Bank. In January 2000, the loan was increased to $1,000, and the repayment terms were changed to be due on demand, payable upon the achievement of certain specified debt levels under the revolving credit agreement and was made convertible upon receipt of shareholder approval in April 2000 into our Common Stock at the rate of $1 per share. The difference between the fair market value of our Common Stock on the date of shareholder approval ($1.688) and the conversion price of $1 was charged to earnings in the second quarter of the year 2000 of $688, classified as a non-cash interest expense on subordinated debt.

      On August 10, 2000, we executed a new mortgage and security agreement with Sun Life Assurance Company of Canada under which we borrowed $2,500, secured by our land and building. The loan bears interest at 8.68% and is payable in equal monthly installments of $25 with a maturity of September 1, 2015. The proceeds of the loan were used to prepay the $1,958 balance of a term loan due to Congress, with the remainder of the proceeds added to our general funds.

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

      We operated as a single reportable segment with sales the first three and six months of 2000 of $12,199 and $25,798, respectively, of which $9,955 and $20,713, respectively, were sales in the United States and $2,244 and $5,085, respectively, were sales outside of the United States. We sell our products in the United States through our own sales force to approximately 1,500 national accounts (such as national cataloguers, sporting goods retail chain stores, etc.) and to over 6,000 green grass accounts (golf course pro shops), which in turn sell directly to the end user. We sell our products outside of the United States through a sales office in Canada and through distributors in other countries.

NOTE 7 - EARNINGS PER SHARE

      The basic and diluted weighted number of Common Shares outstanding are the same since any dilutive shares would be anti-dilutive.

NOTE 8 - STOCK OPTIONS

      In April 2000, our shareholders approved the grant to our Chairman of the Board and Chief Executive Officer of an option to purchase 1,500,000 shares of our Common Stock at a price of $1.375. As a result, there has been a non-cash compensation charge to earnings of $469 in the second quarter of 2000.

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

      Neither Armour nor Ram was profitable in 1997 and both businesses had substantial declines in sales from 1996 to 1997. Armour incurred operating losses of $31.4 million on sales of $32.0 million for the fiscal year ended September 30, 1997 and Ram incurred losses of $4.1 million on sales of $14.0 million for year ended December 31, 1997. We have incurred losses in each year of our existence. In addition, our indebtedness, including our accounts payable and accrued liabilities continue to be substantial.

      Since the acquisitions were completed, we have devoted substantial efforts to reduce costs, eliminate unprofitable product lines and focus on developing and marketing high quality products. However, no assurance can be given that we will be able to operate the combined enterprises successfully or reverse the history of losses that each of TearDrop, Ram and Armour has incurred in the past.

      We believe that an important element for increasing awareness and demand for our golf clubs is the building of a corps of touring professional golfers that will endorse, use and win with our clubs. Accordingly, as an integral part of our marketing strategy, we are continually seeking to obtain professional endorsements of our clubs. We have entered into endorsement agreements, of up to three years, with professional players principally on the PGA Tour, which provide for base payments in consideration of the use of the professionals' names in connection with the marketing of our clubs and the use of the clubs by such professional in tournament play. In addition, bonus payments that could be substantial may be made based upon tournament performance, standings on the official money list, and being named to the Ryder Cup or President Cup teams. We have granted stock options to certain endorsement professionals and we intend to continue to do so in the future. The effect of a particular professional's endorsement on the successful marketing of our clubs, and the heightening of awareness of our name, may be directly related to the success of such professionals in tournament play. We will be required to compensate a professional whether or not he or she is successful. For 2000, we have entered into endorsement agreements which will require the payment of a minimum of approximately $3.2 million and up to an additional $2.1 million should each of the professionals use and endorse our products as provided in the agreements. In addition, we anticipate that we will devote substantial capital to advertising and marketing during the next year.

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

      We have incurred substantial indebtedness in financing the acquisition of Armour and Ram and in financing our expansion and operations. As of June 30, 2000, we had $33.8 million in liabilities, approximately $21.7 million of which was payable to Congress Financial Corporation ("Congress"). We signed a credit agreement with Congress on January 20, 2000. Under the new credit agreement, as amended, we have been extended a line of credit of $25.5 million, of which $4.5 million is represented by term loans. The indebtedness to Congress is secured by substantially all of our assets.

      On August 10, 2000, we were extended a 15-year mortgage loan of $2,500,000 with Sun Life Assurance Company of Canada, the proceeds of which were used to prepay $1,958,000 of a Congress term loan and the remainder of the proceeds added to our general funds.

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

      We believe that there are readily available alternative sources for each of components comprising our clubs, although there can be no assurance of this. Any significant delay or disruption in the supply of components from our suppliers or any quality problems with the suppliers' components would delay the delivery of finished products and adversely affect current sales. These circumstances could also adversely affect future sales potential if customers lose faith in our ability to deliver a high-quality product on a timely basis. Further, given the highly seasonal nature of the golf equipment industry, such adverse effect would be exacerbated should any such supply delay or quality problem immediately prior to or during the six-month period ending June 30 (the period during which sales of golf equipment have historically been the highest). We also face the risk that our customers, many of which may be subject to downturns in the golf equipment industry, could for a variety of reasons, be unable to pay us for delivered goods. As a result, from time-to-time, we could be required to take write-offs of our accounts receivable.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

      Sales for the three month period ended June 30, 2000 were $12,199,000 compared to sales of $22,372,000 for the same period of 1999, a decrease of $10,173,000. This decrease in sales is attributable to a variety of factors, including a general decline in the golf equipment market. In addition, we were forced to substantially reduce our advertising budget during the first half of this year because we were unable to complete a refinancing package until January 20, 2000, which was well past the date necessary to make commitments for advertising in the early part of the year.

      Gross profit for the three month period ended June 30, 2000 was $5,849,000, or 47.9% of sales, compared to a gross profit of $10,569,000, or 47.2% of sales, for the corresponding period of 1999. Sales of newly introduced products, with higher gross profit margins, in 2000, offset in part by unabsorbed overhead due to lower volume, was the reason for the increase in the gross profit percentage.

      Selling, general and administrative expenses in the three months ended June 30, 2000 were $5,530,000, or 45.3% of sales, compared to $9,600,000, or
42.9% of sales, for the same period of 1999. Advertising expenses were reduced substantially during the period, resulting in the decrease in selling, general and administrative expense.

      During the three month period ended June 30, 2000, our shareholders approved the grant of an option to purchase 1,500,000 shares of our common stock granted to Rudy Slucker, our Chief Executive Officer. The price of our stock on the date of the approval ($1.688) exceeded the option price of $1.375. The difference ($ .313 per share) multiplied by the number of shares is required by accounting rules to be recorded as non-cash compensation expense. This resulted in a non-cash charge of $469,000 during the three month period ended June 30, 2000.

      Royalty income in the three month period ended June 30, 2000 was $405,000 compared to $55,000 for the corresponding period of 1999. We have entered into several royalty agreements in the United States, as well as in certain foreign countries, under which certain of our tradenames are used on products, for which we receive royalty payments.

      Interest expense in the three month period ended June 30, 2000 was $626,000 compared to interest expense of $468,000 for the three month period ended June 30, 1999. Higher levels of borrowings, combined with increases in the prime rate of interest contribute to this increase in interest expense.

      During the three month period ended June 30, 2000, our shareholders approved the convertible feature of $1,000,000 subordinated debt issued by our Chief Executive Officer. The price of our stock on the date of approval ($1.688) exceeded the conversion price of $1 by $ .688. That difference, multiplied by $1,000,000, is required by the accounting rules to be recorded as interest expense in the period of shareholder approval. As a result, we recorded $688,000 of non-cash interest expense in the period.

      As a result of all of the above, our net income for the three month period ended June 30, 2000, before non-cash charges was $98,000, or $.02 per common share, compared to $556,000, or $.11 per common share, for the three month period ended June 30, 1999. Our net loss for the three month period ended June 30, 2000, after application of the non-cash accounting charges, was $1,059,000 or $.20 per share.

Six Month Period Ended June 30, 2000 Compared to Six Month Period Ended June 30, 1999

      Sales for the six month period ended June 30, 2000 were $25,798,000 compared to sales of $37,590,000 for the same period of 1999, a decrease of $11,792,000. This decrease in sales is attributable to a variety of factors, including general decline in the golf equipment market. In addition, we were required to reduce substantially our advertising budget during the first half of the year because we were unable to complete a refinancing package until January 20, 2000, which was well past the date necessary to make commitments for advertising in the early part of the year.

      Gross profit for the six month period ended June 30, 2000 was $12,933,000, or 50.1% of sales, compared to a gross profit of $16,716,000, or 44.4% of sales, for the corresponding period of 1999. Sales of newly introduced products, with higher gross profit margins, in 2000, offset in part by unabsorbed overhead due to lower volume, was the reason for the significant increase in the gross profit percentage.

      Selling, general and administrative expenses in the six months ended June 30, 2000 were $11,815,000, or 45.8% of sales, compared to $18,333,000, or 48.8%
of sales, for the same period of 1999. Advertising expenses were reduced substantially during the period, resulting in a decrease in selling general and administrative expenses. In the first quarter of 1999, we had a significant advertising program, which, we did not repeat in the same period of 2000.

      During the six month period ended June 30, 2000, our shareholders approved the grant of an option to purchase 1,500,000 shares of our common stock granted to our Chief Executive Officer. The price of our stock on the date of the approval ($1.688) exceeded the option price of $1.375. The difference ($ .313 per share) multiplied by the number of shares is required by accounting rules to be recorded as non-cash compensation expense. This resulted in a non-cash charge of $469,000 during the six month period ended June 30, 2000.

      Royalty income in the six month period ended June 30, 2000 was $508,000 compared to $169,000 for the corresponding period of 1999. We have entered into several royalty agreements in the United States, as well as in certain foreign countries, under which certain of our tradenames are used on products, for which we receive royalty payments.

      Interest expense in the six month period ended June 30, 2000 was $1,122,000 compared to interest expense of $887,000 for the six month period ended June 30, 1999. Higher levels of borrowings, combined with increases in the prime rate of interest contributed to this increase in interest expense.

      During the six month period ended June 30, 2000, our shareholders approved the convertible feature of $1,000,000 subordinated debt issued to our Chief Executive Officer. The price of our stock on the date of approval ($1.688) exceeded the conversion price of $1 by $ .688. That difference, multiplied by $1,000,000, was recorded as interest expense in the period of shareholder approval. As a result, we recorded $688,000 of non-cash interest expense in the period.

      As a result of all of the above, our net income for the six month period ended June 30, 2000, before non-cash charges was $504,000, or $.10 per common share, compared to a net loss of $2,335,000, or $.45 per common share, for the six month period ended June 30, 1999. Our net loss for the six month period ended June 30, 2000, after application of the non-cash accounting charges, was $653,000 or $.12 per share.

Liquidity and Capital Resources

      At June 30, 2000, we had working capital of approximately $12.4 million. In January 2000, we completed a new revolving loan and credit agreement with Congress that currently provides for a maximum facility of $25.5 million, which currently includes loans of $4.5 million. This new revolving loan replaced and repaid the outstanding amounts due to First Union National Bank ("First Union"). The Congress facility bears interest at First Union's prime lending rate plus 1% as to the revolving portion, and First Union's prime lending rate plus 1.5% as to the term loan. The revolving portion has a two-year term, and the $4.5 million term is due in equal quarterly installments of $500,000 commencing November 2000 with the balance payable at the termination of the revolving loan. The loans are secured by substantially all of our assets. In addition, Rudy Slucker, our Chairman and Chief Executive Officer has agreed to personally guaranty a portion of the term loan.

      On August 10, 2000, we entered into a new mortgage and security agreement with Sun Life Assurance Company of Canada under which we borrowed $2,500,000 secured by our land and building. The loan bears interest at 8.68% and is payable in equal monthly installments of $25,000 with a maturity of September 1, 2015. The proceeds of the loan were used to prepay the $1,958,000 balance of a term loan due to Congress, with the remainder of the proceeds added to our general funds.

      Our expenditures for operations and commitments for advertising and marketing have been and continue to be substantial and we believe that we must continue to incur such costs in order to continue to increase consumer awareness of our products. Our accounts payable and indebtedness continue to be substantial and we are currently facing cash flow shortfalls and expect that we will continue to do so for the foreseeable future. In addition, we have been seeking to provide scheduled payments of amounts due to certain of our vendors. If our sales do not increase substantially to cover our expenditures, we will be required to continue to limit our advertising expenditures and seek additional financing in order to continue operations. This may result in continued reduced sales. The inability to obtain additional financing when needed would have a material adverse effect on our liquidity, and, as a result, we could be required to significantly reduce or suspend our operations, seek a merger partner or sell some or all of our assets. There can be no assurance that any additional financing will be available to us on acceptable terms, if at all, when we require it.

      We are currently exploring alternatives for additional financing. We have recently announced that we have retained Chase Securities Inc. as our financial advisor to explore strategic alternatives in response to several unsolicited inquiries. No assurance can be given that any transaction will be completed or that any financing transaction will be identified.

      On March 10, 1999, Rudy Slucker, our Chairman and Chief Executive Officer loaned us $500,000. On January 20, 2000, he increased the loan to $1 million, repayable on demand once we achieve certain debt levels under the Congress facility. The loan bears interest at Congress' prime lending rate plus 1%, and it is convertible into our common stock at the rate of $1 per share. Additionally, we granted Mr. Slucker options to purchase 1,500,000 shares of our common stock. The options are exercisable at $1.38 per share. Under the rules of the Nasdaq SmallCap Market, the convertible feature of the loan and the grant of the stock options were subject to the approval of our shareholders, which approval was obtained on April 27, 2000. The market price of our common stock on the date of shareholder approval was $1.688, which exceeded the conversion price of the loan and the exercise price of the stock options. As a result, we recognized a non-cash compensation charge against earnings in the second quarter of 2000 in the amount of $469,000 and a non-cash interest charge of $688,000.

      Our credit terms range from 30 days to 90 days, depending on the type of account. Cash needs are highest in the first quarter of the year, as inventories are being purchased, and, while product is being shipped to customers, the cash receipts from those sales may not be received for a period of 90 days. In addition, a significant financial commitment is made for advertising during the first quarter of the year.

      We have entered into endorsement agreements with golf professionals, which will require the payment of a minimum of approximately $3.2 million and up to an additional $2.1 million in 2000.

      We do not have any significant capital expansion plans at the present time and any capital expenditures will be financed from internally generated funds. There can be no assurance, however, that the current line of credit is sufficient to allow us to meet our needs, particularly if sales do not increase or if we encounter additional operational difficulties.

      Our statements of cash flows for the three months ended June 30, 2000 and 1999 are summarized below:

                                                        2000            1999

       Net cash (used) in operating activities      $(4,242,000)   $(3,219,000)
       Net cash (used) in investing activities         (121,000)      (138,000)
       Net cash provided by financing activities      5,164,000      4,009,000

At June 30, 2000, we had patents and trademarks and goodwill, primarily related to the acquisition of the assets of Armour and Ram, of approximately $6,155,000 and $505,000, respectively. During the three and six months ended June 30, 2000 and 1999, we recognized amortization expense of approximately $132,000, $264,000, $98,000 and $196,000, respectively. We will continue to amortize patents and trademarks and goodwill.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks on our foreign sales which constitute 12% of our total sales. We do not invest in speculative or derivative financial instruments. We have significant amounts of debt, which are subject to interest rate fluctuation risk. The amounts outstanding under all of our notes payable and long-term debt have variable interest rates and, therefore, adjust to market conditions. The impact of a 1% increase or decrease in the interest rate would increase or decrease our annual interest expense by approximately $227,000 based on the debt levels at June 30, 2000.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      In March 1999, we received a formal notice demanding arbitration from Pro Golf Promotions, LLC, Cal Rogers and Dara O'Neill in connection with certain disputes between such parties and us relating to our purchase of the TearDrop Professional Golf Tour from such parties. Such parties were seeking money damages and the issuance of shares of Common Stock related to alleged incentive obligations for 1998 and 1999. In addition, we instituted a counterclaim against the plaintiffs. In an arbitration proceeding commenced in January 2000, the arbitrator ruled generally in our favor except in connection with one claim, with respect to which the arbitrator awarded approximately $90,000 as compensation for work done in 1998. However, we have submitted motions to reconsider, which are still pending and we are awaiting final ruling.

      On April 27, 2000, we were named as a defendant by a former employee alleging violations of the Americans With Disabilities Act and seeking damages in excess of $287,000. We believe the claim is without merit and plan to defend the case vigorously.

      We have been named defendants in a lawsuit entitled Hamada Enterprises v. TearDrop Golf Company, which was filed July 5, 2000, in the Circuit Court of Cook County. Hamada is alleging breach of contract in connection with matters that extend back to the time prior to our acquisition of the Tommy Armour Golf Company, seeking damages of $350,231. It is our position that there has been no breach of contract and that we have been ready and willing to send Hamada equipment to offset Hamada's credit, as the parties originally agreed. We intend to vigorously defend this matter.

      We were also served with a complaint from Nieman Porter & Company, alleging damages of $535,337, in connection with products sold and delivered to us pending in the Northern District of Illinois. The amount that we owe is reflected on our balance sheet as a liability. We have been in contact with plaintiff's counsel and have begun settlement discussions. The parties have agreed to an extension of time to answer the complaint in order to reach a compromise to this dispute.

Item 2. Changes in Securities and Use of Proceeds

      At the Annual Meeting of Stockholders held on April 27, 2000, the Stockholders approved an amendment to the Company's Certificate of Incorporation increasing the Company's authorized shares of Common Stock from 10,000,000 to 20,000,000 shares.

      The issuance by the Company, however, of additional shares of Common Stock may, depending on the context in which they are issued, dilute the stock ownership of the existing stockholders of the Company. The Company's stockholders do not have any preemptive or similar rights to subscribe for or purchase any additional shares of Common Stock that may be issued in the future.

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

Exhibit No.     Description
----------      -----------

3.1++           Certificate of Incorporation
3.2++           Certificate of Merger
3.3++           Agreement and Plan of Merger dated October 21, 1996 between the
                Company and TearDrop Putter Corporation, a South Carolina
                Corporation
3.4++           By-Laws
3.6**           Certificate of Ownership and Merger of TearDrop Promotions,
                Inc., Tommy Armour Golf Company and Ram Golf Corporation into the Company dated October 8, 1999.
4.2++           Specimen Stock Certificate
10.1++          Employment Agreement with Rudy A. Slucker
10.2++          Employment Agreement with John Zeravica
10.3+           1996 Employee Stock Option Plan, as amended
10.4++          Form of Stock Option Agreement
10.23++         Form of Lock-up Agreement
10.24*          Property Lease dated August 10, 1997 between the Company and
                Dolo Realty Co.
10.40**         Loan and Security Agreement, dated January 20, 2000, by and between Congress Financial Corporation (Central) and the Company
10.41**         Subordination Agreement, dated as of January 20, 2000, by and between Rudy A. Slucker and Congress Financial Corporation
                (Central)

10.42+          Amended and Restated Subordinated Convertible Demand Note,
                dated as of January 20, 2000 to Rudy A. Slucker.
10.43+          Stock Option Agreement, dated as of December 31, 1999, between the Company and Rudy A. Slucker.
10.44           Employment Agreement, effective January 27, 2000, by and between the Company and Andrew M. Kairey.
10.45           Amendment No. 1 to Loan and Security Agreement, dated as of
                August 11, 2000 by and between Congress Financial Corporation
                (Central) and the Company.
10.46           Reaffirmation of Guarantee of Tommy Armour Golf Company, dated
                August 11, 2000.
10.47           Reaffirmation of Guarantee of Rudy A. Slucker, dated August
                11, 2000.
27              Financial Data Schedule

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

      (b) Reports on Form 8-K:

          During the quarter ended June 30, 2000, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TEARDROP GOLF COMPANY

Dated:  August 17, 2000      /s/ Rudy A. Slucker
                             -----------------------------------------------
                             Rudy A. Slucker, President and Chief
                             Executive Officer (Principal Executive Officer)


Dated:  August 17, 2000      /s/ Joseph Cioni
                             -----------------------------------------------
                             Joseph Cioni, Vice President of Finance and Chief
                             Financial Officer (Principal Financial and
                             Accounting Officer)