Form 10-Q
period 2000-09-30
TEARDROP GOLF CO
filed 2000-11-27
CIK 1025566

Commission File Number 0-29014

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Number of shares of Common Stock outstanding as of September 30, 2000: 5,262,565

                              TEARDROP GOLF COMPANY

                                 FORM 10-Q INDEX

                      FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                                                        Page No.
                                                                        --------

Part I. Financial Information

        Item 1.   Financial Statements                                        3

                  Consolidated Balance Sheet                                  3

                  Consolidated Statements of Operations                       4

                  Consolidated Statements of Cash Flows                       5

                  Notes to Consolidated Financial Statements                  6

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                         10

        Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk                                                       19

Part II. Other Information

        Item 1.   Legal Proceedings                                          20

        Item 2.   Changes in Securities and Use of Proceeds                  20

        Item 4.   Submission of Matters to a Vote of Security Holders        21

        Item 6.   Exhibits and Reports on Form 8-K                           21

                  Signature Page                                             23

Part 1.  Financial Information

      Item 1.  Financial Statements

                               TearDrop Golf Company
                            Consolidated Balance Sheets
                      September 30, 2000 and December 31, 1999
      (All dollar amounts, except share and per share amounts, in $000's)
                                    (Unaudited)

                                                                September 30,   December 31,
                                                                     2000           1999
                                                                -------------   ------------
                        ASSETS
CURRENT ASSETS:
Cash                                                               $    600       $    481
Accounts receivable less allowance for returns and
    doubtful accounts of $1,796 and $1,793                            9,325         11,932
Inventories                                                          10,783         10,778
Other current assets                                                    336            148
                                                                   --------       --------
    Total current assets                                             21,044         23,339
PROPERTY AND EQUIPMENT, less accumulated
    depreciation                                                      3,809          4,334
PATENTS & TRADEMARKS, less accumulated amortization                   6,072          6,302
GOODWILL, less accumulated amortization                                  --            525
                                                                   --------       --------
                                                                   $ 30,925       $ 34,500
                                                                   ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                               $  8,822       $ 11,064
    Accrued liabilities                                               2,398          2,594
    Note payable - shareholder                                        1,000            500
    Current portion of long term debt                                 2,085          1,363
                                                                   --------       --------
    Total current liabilities                                        14,305         15,521
LONG TERM DEBT                                                       16,453         15,705
STOCKHOLDERS' EQUITY:
  Preferred stock $.01 par value, authorized 1,000,000 shares            --             --
    issued and outstanding none
  Common stock, $.01 par value, authorized
   10,000,000 shares, issued and 5,262,565 outstanding
    shares                                                               53             53
Capital in excess of par value                                       26,504         25,346
Accumulated other comprehensive income                                  (98)           (79)
Accumulated deficit                                                 (26,292)       (22,046)
                                                                   --------       --------
  Total stockholders' equity                                            623          3,274
                                                                   --------       --------
                                                                   $ 30,925       $ 34,500
                                                                   ========       ========

                              TearDrop Golf Company
                      Consolidated Statements of Operations
     For the Three Months and Nine Months Ended September 30, 2000 and 1999
       (All dollar amounts, except share and per share amounts, in $000's)
                                   (Unaudited)

                                                   Three Months                  Nine Months
                                                Ended September 30,          Ended September 30,
                                           --------------------------    --------------------------
                                              2000           1999           2000           1999
                                              ----           ----           ----           ----

Net Sales                                  $     4,485    $    14,327    $    30,283    $    51,917

Cost of sales                                    2,421          7,432         15,286         28,306
                                           -----------    -----------    -----------    -----------

Gross profit                                     2,064          6,895         14,997         23,611

Selling, general and
  administrative expenses                        4,829          6,110         16,644         24,443
Non-cash compensation                               --             --            469             --
                                           -----------    -----------    -----------    -----------

Income (loss) from operations                   (2,765)           785         (2,116)          (832)

Royalty income                                     269             13            777            182
Write-off of goodwill                             (456)                         (456)
Interest (expense), net                           (576)          (382)        (1,698)        (1,269)
Non-cash interest (expense)
  on subordinated debt                              --             --           (688)            --
                                           -----------    -----------    -----------    -----------

Income (loss) before income taxes               (3,528)           416         (4,181)        (1,919)

Income tax (expense)                               (65)          (150)           (65)            --
Utilization of net tax loss carryforward            --            150             --             --
Net income (loss)                          $    (3,593)   $       416    $    (4,246)   $    (1,919)
                                           ===========    ===========    ===========    ===========

Net income (loss) per common share
  basic and diluted                        $     (0.68)   $      0.08    $     (0.80)   $     (0.37)
                                           ===========    ===========    ===========    ===========

Weighted average number of common shares
  outstanding - basic and diluted            5,262,565      5,197,928      5,262,565      5,186,481
                                           ===========    ===========    ===========    ===========

                              TearDrop Golf Company
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999
      (All dollar amounts, except share and per share amounts, in $000's)
                                   (Unaudited)

                                                               Nine Months
                                                           Ended September 30
                                                           ------------------
                                                           2000           1999
                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $(4,246)       $(1,919)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                            960            869
    Provision for doubtful accounts                            3            359
    Write-off of Goodwill                                    456
    Non-cash compensation                                    469             --
    Non-cash interest expense                                688             --
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable               2,604         (7,001)
  Decrease (increase) in inventories                          (5)         9,742
  Decrease (increase) in other current assets               (188)           101
  Increase (decrease) in accounts payable and other
     current liabilities                                  (2,438)           839
                                                         -------        -------

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES        (1,697)         2,990
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in patents and trademarks                       (97)          (234)
  Purchases of property and equipment                        (39)          (182)
                                                         -------        -------

NET CASH (USED IN) INVESTING ACTIVITIES                     (136)          (416)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under financing agreements   1,470         (2,631)
  Proceeds from shareholder note payable                     500            500
  Proceeds from issuance of common stock                      --            127
                                                         -------        -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        1,970         (2,004)
                                                         -------        -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (18)            11
NET INCREASE IN CASH AND CASH EQUIVALENTS                    119            581
CASH AND CASH EQUIVALENTS:
  Beginning of year                                          481            373
                                                         -------        -------
   End of period                                         $   600        $   954
                                                         =======        =======

                              TEARDROP GOLF COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           All amounts, except share and per share amounts, in $000's
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended September 30, 2000 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

      During the three and nine month periods ended September 30, 2000 and 1999, total comprehensive income (loss) amounted to $(3,611), $427, $(4,264) and $(1,908), respectively.

NOTE 2 - INVENTORIES

Inventories at September 30, 2000 and December 31, 1999 consist of the following:

                                        Sept. 30, 2000        December 31, 1999
                                        --------------        -----------------
Raw materials and work in process               $5,931                   $5,401
Finished goods                                   4,852                    5,377
                                        --------------        -----------------
Total inventories                              $10,783                  $10,778

NOTE 3 - BANK LOAN

      On January 20, 2000, we completed a new revolving loan and credit agreement with Congress Financial Corporation ("Congress"), which was amended on August 11, 2000, for $25,500, including a term loan of $6,675 (of which $2,175 has been prepaid), which replaced and repaid the outstanding loan due First Union National Bank. The loan is due in two years and bears interest at Congress' prime lending rate plus a) 1% for the revolving portion, and b) 1.5% for the term loan, and is secured by substantially all of our assets. The term loan is payable at the rate of $500 quarterly, commencing November 1, 2000, with the balance due at maturity of the line. We failed to make the first payment on this loan. Congress has notified us that we are in

                              TEARDROP GOLF COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           All amounts, except share and per share amounts, in $000's
                                   (Unaudited)

default on the term loan and the revolving line as a result of the failure to make such a payment as well as the currently outstanding loan is in excess of the lending formula.

      In March 1999, our Chairman of the Board and Chief Executive Officer loaned us $500 bearing interest at 8% due upon demand, once we have reached certain reduced levels of indebtedness under the credit facility with the Bank. In January 2000, the loan was increased to $1,000, and the repayment terms were changed to be due on demand, payable upon the achievement of certain specified debt levels under the revolving credit agreement and was made convertible upon shareholder approval in April 2000 into our common stock at the rate of $1 per share. An amount equal to the difference between the fair market value of our Common Stock on the date of shareholder approval ($1.688) and the conversion price of $1 resulted in a charge to earnings of $688 in the second quarter of the year 2000, classified as a non-cash interest expense on subordinated debt.

      On August 10, 2000, we completed a new mortgage and security agreement with Sun Life Assurance Company of Canada under which we borrowed $2,500, secured by our land and building. The loan bears interest at 8.68% and is payable in equal monthly installments of $25 with a maturity of September 1, 2015. The proceeds of the loan were used to prepay the $1,958 balance of a term loan due to Congress, with the remainder of the proceeds added to our general funds.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

      We have entered into endorsement agreements with touring professionals for periods up to three years. The agreements typically provide for a base compensation and bonuses based upon, among other things, tournament performances, standings on the official money list and earning spots on the Ryder or President Cup teams.

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

      In April 1999, we extended the employment agreement with our Chairman of the Board and Chief Executive Officer, to expire on June 24, 2002. The agreement provides for annual compensation of $500 and performance bonuses, as defined in the agreement. No performance bonuses have been earned to date.

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

      We operated as a single reportable segment with sales the three and nine months ended September 30, 2000 of $4,485 and $30,283, respectively, of which $3,998 and $26,697, respectively, were sales in the United States and $487 and $3,586, respectively, were sales outside of the United States. We sell our products in the United States through our own sales force to approximately 1,500 national accounts (such as national cataloguers, sporting goods retail chain stores, etc.) and to over 6,000 green grass accounts (golf course pro shops), which in turn sell directly to the end user. We sell our products outside of the United States through a sales office in Canada and through distributors in other countries.

NOTE 7 - EARNINGS PER SHARE

      The basic and diluted weighted number of Common Shares outstanding is the same since any dilutive shares would be anti-dilutive.

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

                              TEARDROP GOLF COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           All amounts, except share and per share amounts, in $000's
                                   (Unaudited)

NOTE 9 - SUBSEQUENT EVENT

      On October 18, 2000, we announced that we have executed a Term Sheet with Gen-X Sports, Inc. providing for a merger of Gen-X and TearDrop. The proposed transaction provides for the shareholders of Gen-X to be issued 160 million of our shares and for Gen-X to provide for the investment of no less than $10,000 of additional funding to the new combined company. The transaction will be subject to, among other things, due diligence, the negotiation of definitive agreements, transaction financing and approval of our bank and approval of our shareholders. Upon closing the transaction, we intend to effect a 1 for 15 reverse stock split.

      On November 16, 2000 we received a communication from Gen-X that it was terminating its Letter of Intent with respect to the proposed merger. However, in that same communication, Gen-X indicated that it was still interested in purchasing all of our assets, free and clear of all liens and encumbrances and that they would be submitting an offer in that matter with a few days time.

      We continue to limit expenditures and are evaluating strategic alternative options in order to continue operations and protect our assets. Among the options is a purchase of our stock, which was being considered with Gen-X as well as seeking relief pursuant to title 11 of the U. S. Code.

NOTE 10 - RECENTLY ISSUED ACCOUNTING GUIDANCE

      In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance regarding revenue recognition. The Company is in the process of determining the impact, if any, this new guidance will have on the Company's financial statements. The effect of any change will be reflected by the cumulative effect of an accounting change as of January 1, 2000. In May 2000, the SEC deferred the required effective date for implementation of SAB No. 101 until the fourth quarter of 2000.

NOTE 11 - WRITE OFF OF GOODWILL

      Due to our continuing losses, we believe the value of our goodwill has been diminished and have therefore expensed the remaining portion in the quarter ended September 30, 2000.

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

      Neither Armour nor Ram was profitable in 1997 and both businesses had substantial declines in sales from 1996 to 1997. Armour incurred operating losses of $31.4 million on sales of $32.0 million for the fiscal year ended September 30, 1997 and Ram incurred losses of $4.1 million on sales of $14.0 million for year ended December 31, 1997. We have incurred losses in each year of our existence which losses have increased substantially during the current quarter. In addition, our indebtedness, including our accounts payable and accrued liabilities, continue to be substantial. As a result of our continuing losses, substantial indebtedness and our long list of past due trade payables, we have sought alternative strategies for financing our continued operations. In June 2000, we retained Chase Securities, Inc. to assist us in identifying a strategic partner. On October 18, 2000, we announced that we have executed a Term Sheet with Gen-X Sports, Inc. providing for a merger of Gen-X and TearDrop. The proposed transaction provides for the shareholders of Gen-X to be issued 160 million of our shares and for Gen-X to provide for the investment of no less than $10.0 million of additional funding to the new combined company. The transaction will be subject to, among other things, due diligence, the negotiation of definitive agreements, transaction financing and approval of our bank and approval of our shareholders. Upon closing the transaction, we intend to effect a 1 for 15 reverse stock split.

      We cannot assure any investors that the merger with Gen-X will be completed, or even if completed, that the approximately 3% of the new enterprise that will be owned by our investors will have any significant value. We have not yet provided any substantive information regarding Gen-X to investors and we and Gen-X are still completing due diligence. Because of our precarious financial condition and our continuing losses, we would likely have to cease operations if we are unable to complete the contemplated or a similar type of transaction.

      As an integral part of our marketing strategy, we have sought to obtain professional endorsements of our clubs. We have entered into endorsement agreements, of up to three years, with professional players principally on the PGA Tour, which provide for base payments in consideration of the use of the professionals' names in connection with the marketing of our clubs and the use of the clubs by such professional in tournament play. In addition, bonus payments that could be substantial may be made based upon tournament performance, standings on the official money list, and being named to the Ryder Cup or President Cup teams. We have granted stock options to certain endorsement professionals and we intend to continue to do so in the future. The effect of a particular professional's endorsement on the successful marketing of our clubs, and the heightening of awareness of our name, may be directly related to the success of such professionals in tournament play. We will be required to compensate a professional whether or not he or she is successful. For 2000, we have entered into endorsement agreements which will require the payment of a minimum of approximately $3.2 million and up to an additional $2.1 million should each of the professionals use and endorse our products as provided in the agreements. In addition, we anticipate that we will devote substantial capital to advertising and marketing during the next year.

      We have made substantial expenditures and commitments for advertising and marketing and must continue to incur such costs in order to continue to increase consumer awareness of our products. During 2000, we have incurred substantial expenses for print advertising and for our program with The Golf Channel, among other things. No assurance can be given that the expansive advertising and marketing will result in increased sales.

      We have incurred substantial indebtedness in financing the acquisition of Armour and Ram and in financing our losses. As of September 30, 2000, we had $30.8 million in liabilities, approximately $16.1 million of which was payable to Congress Financial Corporation ("Congress"). We signed a credit agreement with Congress on January 20, 2000. Under the new credit agreement, as amended, we have been extended credit of $25.5 million, of which $4.5 million is represented by term loans. The indebtedness to Congress is secured by substantially all of our assets. We are currently in default under our credit agreement with Congress due to our inability to repay an installment of the term loan on November 1, 2000 of $500,000 and due to the total amount of the loan exceeding the lending formula.

      On August 10, 2000, we were extended a 15-year mortgage loan of $2,500,000 from Sun Life Assurance Company of Canada, the proceeds of which were used to prepay $1,958,000 of a Congress term loan and the remainder of the proceeds added to our general funds.

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

      Any significant delay or disruption in the supply of components from our suppliers or any quality problems with the suppliers' components would delay the delivery of finished products and adversely affect current sales. These circumstances could also adversely affect future sales potential if customers lose faith in our ability to deliver a high-quality product on a timely basis. Further, given the highly seasonal nature of the golf equipment industry, such adverse effect would be exacerbated should any such supply delay or quality problem immediately prior to or during the six-month period ending June 30 (the period during which sales of golf equipment have historically been the highest). We also face the risk that our customers, many of which may be subject to downturns in the golf equipment industry, could, for a variety of reasons, be unable to pay us for delivered goods. As a result, from time to time, we could be required to take write-offs of our accounts receivable. During the three months ended September 30, 2000, one customer, who owed us more than $300,000, filed for protection under the Federal Bankruptcy Law.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

      Sales for the three month period ended September 30, 2000 were $4,485,000 compared to sales of $14,327,000 for the same period of 1999, a decrease of $9,842,000. This decrease in sales is attributable to a variety of factors, including a general decline in the golf equipment market and reduced demand for our product. In addition, we were forced to reduce substantially our advertising budget during the first half of this year because we were unable to complete a refinancing package until January 20, 2000, which was well past the date necessary to make commitments for advertising in the early part of the year.

      Gross profit for the three-month period ended September 30, 2000 was $2,064,000, or 46.0% of sales, compared to a gross profit of $6,895,000, or 48.1% of sales, for the corresponding period of 1999. We believe that unabsorbed overhead resulting from lower sales volume, caused the decrease in the gross profit percentage.

      Selling, general and administrative expenses in the three months ended September 30, 2000 were $4,829,000, or 107.7% of sales, compared to $6,110,000, or 42.6% of sales, for the same period of 1999. We reduced advertising expenses substantially during the period, as well as general and administrative expenses. However, because of the substantial reduction in sales, selling, general and administrative expenses increased as a percentage of sales in 2000 compared to 1999.

      Royalty income in the three-month period ended September 30, 2000 was $269,000 compared to $13,000 for the corresponding period of 1999. In 1999 we entered into several royalty agreements in the United States, as well as in certain foreign countries, under which certain of our trade names are used on products, for which we receive royalty payments.

      As a result of our continuing losses, we believe that the value of our goodwill has been diminished and have expensed the unamortized portion in the three-month period ended September 30, 2000.

      Interest expense in the three-month period ended September 30, 2000 was $576,000 compared to interest expense of $382,000 for the three-month period ended September 30, 1999. Higher levels of borrowings, combined with increases in the prime rate of interest contribute to this increase in interest expense.

      As a result of all of the above, our net loss for the three month period ended September 30, 2000 was $3,593,000, or $.68 per common share, compared to net income of $416,000, or $.08 per common share, for the three month period ended September 30, 1999.

Nine Month Period Ended September 30, 2000 Compared to Nine Month Period Ended September 30, 1999

      Sales for the nine month period ended September 30, 2000 were $30,283,000 compared to sales of $51,917,000 for the same period of 1999, a decrease of $21,634,000. This decrease in sales is attributable to a variety of factors, including general decline in the golf equipment market and reduced demand for our products. In addition, we were required to reduce substantially our advertising budget during the first half of the year because we were unable to complete a refinancing package until January 20, 2000, which was well past the date necessary to make commitments for advertising in the early part of the year.

      Gross profit for the nine-month period ended September 30, 2000 was $14,997,000, or 49.5% of sales, compared to a gross profit of $23,611,000, or 45.5% of sales, for the corresponding period of 1999. Sales of newly introduced products, with higher gross profit margins, in 2000, offset in part by unabsorbed overhead resulting from lower volume, caused the significant increase in the gross profit percentage.

      Selling, general and administrative expenses in the nine months ended September 30, 2000 were $16,644,000, or 55.0% of sales, compared to $24,443,000, or 47.1% of sales, for the same period of 1999. We reduced advertising expenses substantially during the period, resulting in a decrease in selling general and administrative expenses. In the first quarter of 1999, we had a significant advertising program, which, we did not repeat in the same period of 2000.

      During the nine month period ended September 30, 2000, our shareholders approved the grant of an option to purchase 1,500,000 shares of our common stock granted to our Chief Executive Officer. The price of our stock on the date of the approval ($1.688) exceeded the option price of $1.375. The difference ($
 .313 per share) multiplied by the number of shares is recorded as non-cash compensation expense. This resulted in a non-cash charge of $469,000 during the nine month period ended September 30, 2000.

      Due to the continuing reduced sales levels in 2000 compared to 1999, the non-cash item in 2000 described above, and the fixed costs included in selling, general and administrative expenses, the percentage of selling, general and administrative expenses to sales increased from 1999 to 2000.

      Royalty income in the nine-month period ended September 30, 2000 was $777,000 compared to $182,000 for the corresponding period of 1999. In 1999 we entered into several royalty agreements in the United States, as well as in certain foreign countries, under which certain of our trade names are used on products, for which we receive royalty payments.

      Due to our continuing losses, we believe the value of our goodwill has been diminished and have expensed the unamortized portion in the three and nine-month periods ended September 30, 2000.

      Interest expense in the nine-month period ended September 30, 2000 was $1,698,000 compared to interest expense of $1,269,000 for the nine-month period ended September 30, 1999. Higher levels of borrowings, combined with increases in the prime rate of interest contributed to this increase in interest expense.

      During the nine month period ended September 30, 2000, our shareholders approved the convertible feature of $1,000,000 subordinated debt issued to our Chief Executive Officer. The price of our stock on the date of approval ($1.688) exceeded the conversion price of $1 by $ .688. That difference, multiplied by $1,000,000, was recorded as interest expense in the period of shareholder approval. As a result, we recorded $688,000 of non-cash interest expense in the period.

      As a result of all of the above, our net loss for the nine month period ended September 30, 2000 was $4,246,000, or $.80 per common share, compared to a net loss of $1,919,000, or $.37 per common share, for the nine month period ended September 30, 1999.

Liquidity and Capital Resources

      At September 30, 2000, we had working capital of approximately $6.7 million. In January 2000, we completed a new revolving loan and credit agreement with Congress that currently provides for a maximum facility of $25.5 million, which currently includes term loans of $4.5 million. This new revolving loan replaced and repaid the outstanding amounts due to First Union National Bank ("First Union"). The Congress facility bears interest at First Union's prime lending rate plus 1% as to the revolving portion and First Union's prime lending rate plus 1.5% as to the term loan. The revolving portion has a two-year term and the $4.5 million term is due in equal quarterly installments of $500,000 commencing November 1, 2000 with the balance payable at the termination of the revolving loan. We failed to make the first payment on this loan. Congress has notified us that we are in default on the term loan and the revolving line as a result of the failure to make such a payment as well as the currently outstanding loan is in excess of the lending formula. The loans are secured by substantially all of our assets. In addition, Rudy Slucker, our Chairman and Chief Executive Officer has agreed to personally guaranty a portion of the term loan.

      We have incurred losses in each year of our existence which losses have increased substantially during the current quarter. In addition, our indebtedness, including our accounts payable and accrued liabilities, continue to be substantial. As a result of our continuing losses, substantial indebtedness and our long list of past due trade payables, we have sought alternative strategies for financing our continued operations. In June 2000, we retained Chase Securities,

Inc. to assist us in identifying a strategic partner. On October 18, 2000, we announced that we have executed a Term Sheet with Gen-X Sports, Inc. providing for a merger of Gen-X and TearDrop. The proposed transaction provides for the shareholders of Gen-X to be issued 160 million of our shares and for Gen-X to provide for the investment of no less than $10,000 of additional funding to the new combined company. The transaction will be subject to, among other things, due diligence, the negotiation of definitive agreements, transaction financing and approval of our bank and approval of our shareholders. Upon closing the transaction, we intend to effect a 1 for 15 reverse stock split.

      On November 16, 23 received a communication from Gen-X that it was terminating its Letter of Intent with respect to a proposed merger. However, in that same communication, Gen-X indicated that it was still interested in purchasing all of our assets, free and clear of all liens and encumbrances, and that they would be submitting an offer in this matter within a few days time. Because of our precarious financial condition and our continuing losses, we would likely have to cease operations if we are unable to complete the contemplated or a similar type of transaction. Additionally, there is uncertainty as to the realizibility of the carry value of the patents and trademarks due to our declining financial condition.

      We continue to limit expenditures and we continue to evaluate strategic alternative options in order to continue operations and protect our assets. Among the options is a purchase of our stock, which was being considered with Gen-X , as well as seeking relief pursuant to title 11 of the U. S. Code.

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

      Our expenditures for operations and commitments for advertising and marketing have been and continue to be substantial and we believe that we must continue to incur such costs in order to continue to increase consumer awareness of our products. Our accounts payable and indebtedness continue to be substantial and we are currently facing cash flow shortfalls and expect that we will continue to do so for the foreseeable future. In addition, we have been seeking to provide scheduled payments of amounts due to many of our vendors. As our sales have declined, and we have had difficulty meeting our financial obligations, we have continued to limit our advertising expenditures and seek additional financing in order to continue operations. The inability to obtain additional financing when needed would have a material adverse effect on our liquidity, and, as a result, we could be required to significantly reduce or suspend our operations, seek a merger partner or sell some or all of our assets. There can be no assurance that any additional financing will be available to us on acceptable terms, if at all, when we require it.

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

      Our statements of cash flows for the nine months September 30, 2000 and 1999 are summarized below:

                                                             2000           1999

      Net cash provided (used) in operating activities   $(1,697,000)   $ 2,990,000
      Net cash (used) in investing activities               (136,000)      (416,000)
      Net cash provided (used) by financing activities     1,970,000     (2,004,000)

      At September 30, 2000, we had patents and trademarks, primarily related to the acquisition of the assets of Armour and Ram, of approximately $6,072,000. During the three and nine months ended September 30, 2000 and 1999, we recognized amortization expense of approximately $132,000, $396,000, $98,000 and $294,000 respectively. We will continue to amortize patents and trademarks. Due to our continuing losses, we believe the value of our goodwill has been diminished and have therefore expensed the remaining portion in the quarter ended September 30, 2000.

Delisting of Common Stock from the Nasdaq SmallCap Market

      In order for our Common Stock to continue to be quoted on the Nasdaq SmallCap Market, it must maintain a price of $1.00 per share. Our stock has continued to trade at a price less than $1.00. We have received a notice from the Nasdaq SmallCap Market notifying us that our Common Stock will be subject to delisting on January 3, 2001 if it does not close above $1.00 for a period of no less than 10 days prior to such date. Accordingly, we expect that our Common Stock will be delisted from the Nasdaq SmallCap Market.

      When our Common Stock is no longer eligible for quotation on Nasdaq, trading, if any, of our Common Stock would thereafter be conducted in the non-Nasdaq bulletin board over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of our Common Stock. In addition if our Common stock were to become delisted from Nasdaq and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in conjunction with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on dealer-brokers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the dealer-broker must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale. The additional burdens imposed on broker-dealers by such requirements may discourage them from effecting transactions in the Common Stock, which could severely limit the liquidity of the Common Stock and the ability to sell the Common Stock in the secondary market.

      In the absence of an active trading market, purchasers of the Common Stock may experience difficulty in selling their shares. The trading price of the Common Stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies and that are often unrelated to operating performance.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

      We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks on our foreign sales which constitute 12% of our total sales. We do not invest in speculative or derivative financial instruments. We have significant amounts of debt, which are subject to interest rate fluctuation risk. The amounts outstanding under all of our notes payable and long-term debt have variable interest rates and, therefore, adjust to market conditions. The impact of a 1% increase or decrease in the interest rate would increase or decrease our annual interest expense by approximately $171,000 based on the debt levels at September 30, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      In March 1999, we received a formal notice demanding arbitration from Pro Golf Promotions, LLC, Cal Rogers and Dara O'Neill in connection with certain disputes between such parties and us relating to our purchase of the TearDrop Professional Golf Tour from such parties. Such parties were seeking money damages and the issuance of shares of Common Stock related to alleged incentive obligations for 1998 and 1999. In addition, we instituted a counterclaim against the plaintiffs. In an arbitration proceeding commenced in January 2000, the arbitrator ruled generally in our favor except in connection with one claim, with respect to which the arbitrator awarded approximately $90,000 as compensation for work done in 1998. This amount has been accrued on our balance sheet.

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

      We were also served with a complaint from Nieman Porter & Company, alleging damages of $535,337, in connection with products sold and delivered to us pending in the Northern District of Illinois. The amount that we owe is reflected on our balance sheet as a liability. We have begun settlement discussions. The parties have agreed to an extension of time for us to answer the complaint.

      We are being sued by Dow Jones Inc. for breach of contract relating to advertising services. Plaintiff is claiming damages of $118,070. The amount is reflected on our balance sheet under accounts payable. We are investigating plaintiff's claim and anticipate that we will be able to resolve this matter through settlement.

      We have been sued by Industrial Staffing Inc. for damages of $8,455 for breach of contract. We are investigating the validity of plaintiff's allegations and anticipate that we will be able to resolve this matter through settlement.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      None

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits

Exhibit No.   Description
----------    ---------

3.1++         Certificate of Incorporation
3.2++         Certificate of Merger
3.3++         Agreement and Plan of Merger dated October 21, 1996 between the
              Company and TearDrop Putter Corporation, a South Carolina
              Corporation
3.4++         By-Laws
3.6**         Certificate of Ownership and Merger of TearDrop Promotions, Inc.,
              Tommy Armour Golf Company and Ram Golf Corporation into the
              Company dated October 8, 1999.
4.2++         Specimen Stock Certificate
10.1++        Employment Agreement with Rudy A. Slucker
10.2++        Employment Agreement with John Zeravica
10.3+         1996 Employee Stock Option Plan, as amended
10.4++        Form of Stock Option Agreement
10.23++       Form of Lock-up Agreement
10.24*        Property Lease dated August 10, 1997 between the Company and Dolo
              Realty Co.
10.40**       Loan and Security Agreement, dated January 20, 2000, by and between Congress Financial Corporation (Central) and the Company
10.41**       Subordination Agreement, dated as of January 20, 2000, by and between Rudy A. Slucker and Congress Financial Corporation
              (Central)
10.42+        Amended and Restated Subordinated Convertible Demand Note, dated as of January 20, 2000 to Rudy A. Slucker.
10.43+        Stock Option Agreement, dated as of December 31, 1999, between the Company and Rudy A. Slucker.
10.44**       Employment Agreement, effective January 27, 2000, by and between the Company and Andrew M. Kairey.

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

      (b)   Reports on Form 8-K:

            During the quarter ended September 30, 2000, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TEARDROP GOLF COMPANY

Dated:  November 15, 2000      /s/ Rudy A. Slucker
                               ----------------------------------
                               Rudy A. Slucker, President and Chief
                               Executive Officer (Principal Executive Officer)


Dated:  November 15, 2000      /s/ Joseph Cioni
                               ------------------------------------
                               Joseph Cioni, Vice President of Finance and Chief
                               Financial Officer (Principal Financial and
                               Accounting Officer)

                                       INDEX TO EXHIBITS

No.    Description
--     -----------

27     Financial Data Schedule